Form 10-Q
period 1995-01-31
OEA INC /DE/
filed 1995-03-17
CIK 73864

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                 Securities Exchange Act of 1934

For the Quarterly period ended January 31, 1995

                                      OR

[ ]  Transition  Report  Pursuant to  Section  13 or  15(d) of the
                      Securities Act of 1934

For the transition period from                  to

Commission file number           1-6711


                           OEA,INC.
     (Exact name of registrant as specified in its charter)


            Delaware                        36-2362379
(State or other jurisdiction of      (I.R.S.Employer Identification
incorporation or organization)         Number)


P. O. Box 100488, Denver, Colorado                      80250
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (303) 693-1248



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             20,484,328 Shares of Common Stock at March 10, 1995.

                        PART I - FINANCIAL INFORMATION





ITEM 1.     Financial Statements




      Index to Financial Statements                         Page No.
                                                            --------



        Consolidated Condensed Balance Sheets
            January 31, 1995 (unaudited)
            and July 31, 1994...............................    2

        Consolidated Condensed Statements
            of Earnings (unaudited)
            Three Months and Six Months
            Ended January 31, 1995 and 1994.................    3

        Consolidated Condensed Statements
            of Cash Flows (unaudited) Six Months
            Ended January 31, 1995 and 1994.................    4

                                               OEA, INC.

                                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                ASSETS

                                                                     January 31, 1995     July 31, 1994
                                                                       (Unaudited)
Current Assets:                                                       -------------       -------------

     Cash and Cash Equivalents                                        $   5,408,101       $   4,820,669
     Accounts Receivable, Net                                            24,123,872          26,525,958
     Unbilled Costs and Accrued Earnings                                  5,107,100           3,734,521
     Inventories
          Raw Material and Component Parts                                9,144,871          11,197,176
          Work-in-Process                                                10,229,887          11,650,102
          Finished Goods                                                  4,227,450           3,582,111
                                                                          ---------           ---------
                                                                         23,602,208          26,429,389
     Prepaid Expenses and Other Current Assets                              835,842             852,866
                                                                            -------             -------

               Total Current Assets                                      59,077,123          62,363,403
                                                                         ----------          ----------


Cash Value of Life Insurance                                                325,564             325,564

Property, Plant and Equipment                                           101,183,047          91,671,057
     Less:  Accumulated Depreciation                                     27,319,981          25,027,396
                                                                         ----------          ----------

               Property, Plant and Equipment, Net                        73,863,066          66,643,661

Long-Term Receivable                                                      3,000,000           3,000,000

Investment in Foreign Joint Venture                                       2,620,381           2,547,415

Other Assets                                                                426,636             434,861
                                                                            -------             -------

               Total Assets                                           $ 139,312,770       $ 135,314,904
                                                                      =============       =============



                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                                 $   3,488,205       $   4,220,447
     Accrued Expenses                                                     3,409,460           3,335,582
     Deferred Income                                                        206,168             206,168
     Federal and State Income Taxes                                       1,210,224           1,120,481
                                                                          ---------           ---------

               Total Current Liabilities                                  8,314,057           8,882,678

Deferred Compensation Payable                                               852,413             822,035

Deferred Income Taxes                                                     3,538,994           3,538,994

Deferred Income                                                             216,735             216,735
                                                                            -------             -------

               Total Liabilities                                         12,922,199          13,460,442

Minority Interest in Consolidated Subsidiary                                722,569                 ---
                                                                            -------          ----------

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                      2,201,970           2,201,970
     Additional Paid-In Capital                                          11,983,237          11,878,124
     Retained Earnings                                                  113,357,831         109,669,560

          Less:  Cost of Treasury Shares, 1,537,626 and 1,554,155        (1,875,036)         (1,895,192)
                                                                          ----------          ----------

               Total Stockholders' Equity                               125,668,002         121,854,462
                                                                        -----------         -----------

               Total Liabilities and Stockholders' Equity             $ 139,312,770       $ 135,314,904
                                                                      =============       =============

                                                         -2-

                                            OEA, INC.

                       CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)


                                                               Three Months Ended January 31,   Six Months Ended January 31,
                                                                   1995           1994              1995            1994
                                                                 ----------      ----------      ----------     -----------
Net Sales ..................................................   $ 31,896,677    $ 24,819,906    $ 59,912,563    $ 48,440,104

Cost of Sales ..............................................     21,410,604      16,922,442      39,349,164      33,347,631
                                                                 ----------      ----------      ----------      ----------

          Gross Profit .....................................     10,486,073       7,897,464      20,563,399      15,092,473

General and Administrative Expenses ........................      1,601,310       1,625,813       3,058,894       2,914,809

Research and Development Expenses ..........................        895,163         172,393       1,468,296         798,602
                                                                    -------         -------       ---------         -------

          Operating Profit .................................      7,989,600       6,099,258      16,036,209      11,379,062


Other Income (Expense):

     Interest Income .......................................         96,903          98,131         191,376         185,806
     Interest Expense ......................................         (8,001)        (20,293)        (21,710)        (70,224)
     Other, Net ............................................         53,586         (33,829)       (360,364)       (167,829)
     Expenses From Settlement of Environmental Matters (Note 1)        --              --        (2,250,000)           --
     Minority Interest in Net Loss of Consolidated Subsidiary        87,375            --           184,776            --
                                                                     ------          -------        -------         --------

                                                                    229,863          44,009      (2,255,922)        (52,247)
                                                                    -------          ------      ----------         -------

          Earnings Before Income Taxes .....................      8,219,463       6,143,267      13,780,287      11,326,815

Federal and State Income Tax Expense .......................      3,164,678       2,357,517       6,433,720       4,355,700
                                                                  ---------       ---------       ---------       ---------


          Net Earnings .....................................   $  5,054,785    $  3,785,750    $  7,346,567    $  6,971,115
                                                               ============    ============    ============    ============




          Earnings Per Share ...............................   $       0.25    $       0.19    $       0.36    $       0.34
                                                               ============    ============    ============     ===========




Weighted Average Number of Shares Outstanding ..............     20,482,045      20,437,675      20,475,105      20,426,122
                                                                 ==========      ==========      ==========      ==========




Note:  (1)  On December 13, 1994, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000.  Refer to
            Part II, Item 1 of this report for further information.

                                              OEA, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                                   Six Months Ended January 31,
                                                                                                  1995                    1994
                                                                                             ------------              ------------
     Operating Activities:
          Net Earnings .........................................................             $  7,346,567              $  6,971,115
          Adjustments to reconcile net earnings to net
             cash provided by operating activities:
          Undistributed earnings of foreign joint venture..............................          (172,966)                     (257)
          Minority interest in consolidated subsidiary....................................        907,345                      --
          Foreign currency translation adjustment ..............................                  253,343                      --
          Depreciation and amortization ........................................                3,152,753                 2,553,290
          Increase in deferred compensation payable ............................                   30,378                    30,378
          Loss on disposal of property, plant and equipment..............................         282,671                    13,357
          Changes in operating assets and liabilities:
               Accounts receivable .............................................                2,402,086                 7,245,278
               Unbilled costs and accrued earnings .............................               (1,372,579)                1,394,817
               Inventories .....................................................                2,827,181                 1,256,451
               Prepaid expenses and other ......................................                   17,024                    55,805
               Accounts payable and accrued expenses....................................         (658,364)               (3,285,238)
               Deferred income .................................................                     --                     (29,401)
               Income taxes payable ............................................                   89,743                  (205,292)
                                                                                                   ------                  --------

                    Net cash provided by operating activities.............................     15,105,182                16,000,303
                                                                                               ----------                ----------


     Investing activities:

          Decrease (Increase) in marketable securities.................................              --                      (3,607)
          Capital expenditures .................................................              (10,699,778)               (7,238,111)
          Proceeds from sale of property, plant, and equipment..........................           44,949                      --
          Decrease in investment of foreign joint venture..............................           100,000                  (549,000)
          Decrease in other assets, net ........................................                    8,225                     8,225

                    Net cash used in investing activities.................................    (10,546,604)               (7,782,493)
                                                                                              -----------                ----------


     Financing activities:

          Bank borrowings ......................................................                     --                  (2,900,000)
          Purchases of common stock for treasury ...............................                     --                     (79,174)
          Proceeds from issuance of treasury stock .............................                  125,269                   168,092
          Decrease in deferred income ..........................................                     --                    (103,084)
          Payment of dividends .................................................               (4,096,415)               (3,065,855)
                                                                                               ----------                ----------

                    Net cash provided by financing activities.............................     (3,971,146)               (5,980,021)
                                                                                               ----------                ----------


                    Net increase in cash and cash equivalents..............................       587,432                 2,237,789

     Cash and cash equivalents at beginning of period.................................          4,820,669                   931,732
                                                                                                ---------                   -------


     Cash and cash equivalents at end of period ................................             $  5,408,101              $  3,169,521
                                                                                             ============              ============

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS





A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:




                                                                                  Comparisons of
                                                    ----------------------------------------------------------------------------
                                                            Three Months                                     Six Months
                                                          Ended January 31,                               Ended January 31,
                                                            1995 and 1994                                   1995 and 1994
                                                         Increase (Decrease)                             Increase (Decrease)
                                                    ------------------------------                 ------------------------------


Net Sales .............................             $ 7,076,771              28.5%                 11,472,459               23.7%

Cost of Sales .........................               4,488,162              26.5%                  6,001,533               18.0%

General and
Administrative
Expenses ..............................                 (24,503)             (1.5%)                   144,085                4.9%

Research and
Development
Expenses ..............................                 722,770             419.3%                    669,694               83.9%

Net Earnings ..........................               1,269,035              33.5%                    375,452                5.4%





NET SALES
- ---------
      The 28.5% increase in sales for the three months ended January 31, 1995, and the 23.7% increase for the six months ended January 31, 1995, as compared to prior-year periods, were the result of increased sales in the automotive segment which were partially offset by decreased sales in the nonautomotive segment. Sales for the automotive segment continued to increase due to increased demand for air bags for both domestic and foreign automobile manufacturers. Second quarter sales for the automotive segment increased 42.0% from $14,875,900 to $21,125,200 and first-half sales increased 46.5% from $27,667,800 to $40,533,400, as compared to prior-year periods. An increase in automotive segment sales of 30% is expected for fiscal year 1995. Sales for the nonautomotive segment increased by 8.3% for the second quarter and decreased by 6.7% for the first half due to the relocation of the Denver aerospace operations to Fairfield, California in September 1994. Nonautomotive sales for fiscal year 1995 are expected to be nominally higher than fiscal year 1994 sales.


COST OF SALES
- -------------
      Cost of sales increased by 26.5% for the three months ended January 31, 1995, and 18.0% for the six months ended January 31, 1995, as compared to the prior-year periods. These increases were primarily attributed to the increased sales of the automotive segment. Costs were further impacted by start-up costs associated with Pyroindustrie, OEA's new automotive subsidiary in France, which began deliveries of air bag initiators in February 1995. The cost of sales, as a percentage of sales, were as follows:

      Three Months ended January 31, 1994 and 1995          68.2% to 67.1%
      Six Months ended January 31, 1994 and 1995            68.8% to 65.7%



GENERAL AND ADMINISTRATIVE EXPENSES
- -----------------------------------
      General and administrative expenses decreased by $24,500 for the three months ended January 31, 1995, and increased by $144,100 for the six months ended January 31, 1995, as compared to the prior-year periods. The increase for the first half was primarily due to expenses associated with the hybrid gas generator facility, which was not fully operational in the prior-year periods, and to start-up costs associated with the Pyroindustrie facility in France. The expenses, as a percentage of sales, were as follows:

      Three Months ended January 31, 1994 and 1995          6.6% to 5.0%
      Six Months ended January 31, 1994 and 1995            6.0% to 5.1%

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------
      Research and development costs increased by $722,800 for the three months ended January 31, 1995, and $669,700 for the six months ended January 31, 1995, as compared to the prior-year periods. These costs are expected to increase significantly for the remainder of fiscal year 1995 due to continued development of passenger, driver and side-impact hybrid inflators.


NET EARNINGS
- ------------
      Net earnings increased $1,269,000 for the three months ended January 31, 1995, and $375,500 for the six months ended January 31, 1995, as compared to prior-year periods. The increase during the second quarter resulted primarily from increased sales in the automotive segment. The increase in the first half was largely offset by the settlement of the Company's environmental matters in the amount of $2,250,000. Earnings are expected to increase in the second half consistent with fiscal year 1995 goals.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
      The Company's working capital decreased slightly during the quarter to $50,763,100. During the six-month period ended January 31, 1995, the Company made capital expenditures totaling approximately $10,699,800 which were funded principally from operations. The Company maintains an $8,000,000 Revolving Credit Agreement with its principal bank and at January 31, 1995, had no outstanding balance against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and, when necessary, borrowings from the agreement mentioned above, which can be increased when required.


FOREIGN CURRENCY TRANSLATION
- ----------------------------
      Assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency is used as the functional currency for the subsidiary. A translation adjustment results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of operations.

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and the six-month periods ended January 31, 1995.

Refer to the Company's annual financial statements for the year ended July 31, 1994, for a description of the accounting policies, which have been continued without change. Additionally, a foreign currency translation policy has been adopted for fiscal year 1995, as described above. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed except as a result of normal transactions in the interim and the settlement of legal proceedings described in
Part II, Item 1 which follows.


                         Part II - OTHER INFORMATION



Item 1.     Legal Proceedings

            The Company has previously reported a civil action filed by the Colorado Department of Health (CDH) alleging improper handling of wastes at the Company's Denver facility. On December 12, 1994, the Company effected a complete settlement of that proceeding. Under the settlement, the Company paid $800,000 to CDH and agreed to pay $300,000 over a period of three years to various local government agencies and associations for use in environmental projects. In addition, if the Company commits specified violations of environmental laws or the settlement agreement within the next three years, it could become obligated to pay up to an additional $1,900,000. The Company believes that its current procedures are sufficient to avoid future violations and does not expect to become obligated to pay any portion of the additional $1,900,000.

            The Company also agreed with CDH that it would spend a total of $3,000,000 to evaluate and, if appropriate, implement various waste minimization, pollution prevention and worker safety projects. Of that amount, the Company has already spent approximately $2,450,000, with the balance to be expended over three years.

            The Company has also previously reported the settlement of a federal criminal investigation relating to essentially the same facts as the CDH proceeding. The sentencing hearing under that settlement agreement was held on December 13, 1994. The court ordered OEA to pay a fine in the net amount of $1,150,000 after taking into account credits for amounts paid to CDH, plus minor administrative costs. The full amount was paid in December 1994.

            The settlement with CDH and the completion of the sentencing hearing constitute a complete resolution of the issues raised in both of those proceedings.



Item 2.     Changes in Securities

            None


Item 3.     Defaults on Senior Securities

            None


Item 4.     Submission of Matters to a Vote of Security Holders

            At the Company's annual stockholders' meeting held on January 13, 1995, nine directors were elected and the proposed Employees' Stock Option Plan and the proposed Nonemployee Directors' Stock Option Plan (the "Plans") were adopted.

            The Plans provide for awards of stock options to be made in respect of a maximum of 600,000 shares of Common Stock under the Employees' Plan and 50,000 shares of Common Stock under the Nonemployee Directors' Plan, subject to adjustment for capital changes. Shares in respect to which grants are made may be either authorized but unissued shares of Common Stock or issued shares reacquired by and held in treasury, or both. Shares of Common Stock that are subject to options that expire, terminate or are annulled for any reason without having been exercised or are forfeited prior to becoming exercisable will return to the pool of such shares available for grant under the Plans. A detailed description of the Plans was included in and is incorporated by reference from the Registrant's definitive proxy statement for its 1995 annual shareholders meeting which was filed with the Securities and Exchange Commission on December 9, 1994.

              Results of Shareholders' Voting at Annual Meeting

                                           Votes Cast
                              --------------------------------    No Proxy     Total Shares
Directors Elected:              For       Against     Withheld    Received     Outstanding
                              -------     -------     --------    --------     ------------
  Ahmed D. Kafadar, Chairman 18,572,499      -          135,752   1,773,923      20,482,174
  Charles B. Kafadar         18,572,499      -          135,752   1,773,923      20,482,174
  John E. Banko              18,572,499      -          135,752   1,773,923      20,482,174
  James R. Burnett           18,572,499      -          135,752   1,773,923      20,482,174
  Lewis W. Watson            18,572,499      -          135,752   1,773,923      20,482,174
  Philip E. Johnson          18,572,499      -          135,752   1,773,923      20,482,174
  George S. Ansell           18,572,499      -          135,752   1,773,923      20,482,174
  Howard P. Colhoun          18,572,499      -          135,752   1,773,923      20,482,174
  Robert J. Schultz          18,572,499      -          135,752   1,773,923      20,482,174


                                                                  No Proxy     Total Shares
                                For       Against       Abstain   Received      Outstanding
                             ----------   ---------     -------   --------     -------------

Employees' Stock             17,154,461   1,416,023     137,767   1,773,923       20,482,174
  Option Plan

Nonemployee Directors' Stock 17,453,310     962,109     292,832   1,773,923       20,482,174
  Option Plan





Item 5.     Other Information

      None


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None


      (b)   Reports on Form 8-K

            None

SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     OEA, INC.
                                                   (Registrant)






     March 14, 1995
       Date                               Paul J. Martin
                                          Vice President/Treasurer






     March 14, 1995
       Date                               Charles B. Kafadar
                                          President