Form 10-Q/A
OEA INC /DE/
filed 1995-05-23
CIK 73864

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

EXHIBIT INDEX

1.) Financial data schedule Ex. - 27

SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     OEA, INC.
                                                   (Registrant)






     May 22, 1995
     Date                               Paul J. Martin
                                        Vice President/Treasurer






     May 22, 1995
     Date                               Charles B. Kafadar
                                        President