Form 10-Q
period 1995-04-30
OEA INC /DE/
filed 1995-06-14
CIK 73864

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                       Securities Exchange Act of 1934

For the Quarterly period ended April 30, 1995

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

               20,486,378 Shares of Common Stock at June 1, 1995.

                        PART I - FINANCIAL INFORMATION





ITEM 1.     Financial Statements




      Index to Financial Statements                         Page No.
                                                            --------



        Consolidated Condensed Balance Sheets
            April 30, 1995 (unaudited)
            and July 31, 1994...............................    2

        Consolidated Condensed Statements
            of Earnings (unaudited)
            Three Months and Nine Months
            Ended April 30, 1995 and 1994...................    3

        Consolidated Condensed Statements
            of Cash Flows (unaudited) Nine Months
            Ended April 30, 1995 and 1994...................    4

                                                 OEA, INC.

                                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS
                                                                     April 30, 1995      July 31, 1994
                                                                       (Unaudited)
Current Assets:                                                      --------------      -------------

     Cash and Cash Equivalents                                        $  14,361,939      $   4,820,669
     Accounts Receivable, Net                                            21,304,988         26,525,958
     Unbilled Costs and Accrued Earnings                                  4,437,400          3,734,521
     Inventories
          Raw Material and Component Parts                                7,442,959         11,197,176
          Work-in-Process                                                11,856,348         11,650,102
          Finished Goods                                                  3,364,630          3,582,111
                                                                          ---------          ---------
                                                                         22,663,937         26,429,389
     Prepaid Expenses and Other Current Assets                              563,575            852,866
                                                                            -------            -------

               Total Current Assets                                      63,331,839         62,363,403
                                                                         ----------         ----------


Cash Value of Life Insurance                                                325,564            325,564
                                                                            -------            -------

Property, Plant and Equipment                                           105,827,706         91,671,057
     Less:  Accumulated Depreciation                                     29,302,542         25,027,396
                                                                         ----------         ----------

               Property, Plant and Equipment, Net                        76,525,164         66,643,661

Long-Term Receivable                                                      3,000,000          3,000,000

Investment in Foreign Joint Venture                                       2,628,684          2,547,415

Other Assets                                                                396,461            434,861
                                                                            -------            -------

               Total Assets                                           $ 146,207,712      $ 135,314,904
                                                                      =============      =============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                                 $   3,276,621      $   4,220,447
     Accrued Expenses                                                     3,995,432          3,335,582
     Deferred Income                                                        206,168            206,168
     Federal and State Income Taxes                                         939,359          1,120,481
                                                                            -------          ---------

               Total Current Liabilities                                  8,417,580          8,882,678

Deferred Compensation Payable                                               913,763            822,035

Deferred Income Taxes                                                     3,538,994          3,538,994

Deferred Income                                                             216,735            216,735
                                                                            -------            -------

               Total Liabilities                                         13,087,072         13,460,442

Minority Interest in Consolidated Subsidiary                                446,899                ---
                                                                            -------         ----------

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                      2,201,970          2,201,970
     Additional Paid-In Capital                                          11,989,021         11,878,124
     Retained Earnings                                                  120,354,915        109,669,560

          Less:  Cost of Treasury Shares, 1,535,272 and 1,554,155        (1,872,165)        (1,895,192)
                                                                          ----------         ----------

               Total Stockholders' Equity                               132,673,741        121,854,462
                                                                        -----------        -----------

               Total Liabilities and Stockholders' Equity             $ 146,207,712      $ 135,314,904
                                                                      =============      =============

                                           OEA, INC.

                       CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)




                                                        Three Months Ended April 30,     Nine Months Ended April 30,
                                                            1995            1994               1995           1994
                                                       ------------   -------------      -------------   ------------

Net Sales                                              $ 33,979,628   $  29,586,174      $  93,892,191   $ 78,026,278

Cost of Sales                                            21,431,832      18,830,533         60,780,996     52,178,164
                                                         ----------      ----------         ----------     ----------

          Gross Profit                                   12,547,796      10,755,641         33,111,195     25,848,114

General and Administrative Expenses                       1,534,895       1,697,430          4,593,789      4,612,239

Research and Development Expenses                           819,689         405,446          2,287,985      1,204,048
                                                            -------         -------          ---------      ---------

          Operating Profit                               10,193,212       8,652,765         26,229,421     20,031,827


Other Income (Expense):

 Interest Income                                            105,876         129,034            297,252        314,840
 Interest Expense                                            (2,407)        (28,660)           (24,117)       (98,884)
 Other, Net                                                (121,687)       (384,488)          (482,051)      (552,317)
 Expenses From Settlement of Environmental Matters (Note 1)     ---             ---         (2,250,000)           ---
 Minority Interest in Net Loss of Consolidated Subsidiary   206,512             ---            391,288            ---
                                                            -------        ---------           -------       ---------

                                                            188,294        (284,114)        (2,067,628)      (336,361)
                                                            --------       ---------        -----------      ---------

          Earnings Before Income Taxes                   10,381,506       8,368,651         24,161,793     19,695,466

Federal and State Income Tax Expense                      4,270,109       3,197,764         10,703,829      7,553,464
                                                          ---------       ---------         ----------      ---------


          Net Earnings                                 $  6,111,397   $   5,170,887      $  13,457,964   $ 12,142,002
                                                       ============   =============      =============   ============




          Earnings Per Share                           $       0.30   $        0.25      $        0.66   $       0.59
                                                       ============   =============      =============   ============




Weighted Average Number of Shares Outstanding            20,483,974      20,442,653         20,477,996     20,431,511
                                                         ==========      ==========         ==========     ==========




Note:  (1)  On December 13, 1994, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000.

                                                 OEA, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                         Nine Months Ended April 30,
                                                                            1995               1994
                                                                      -------------      ------------
     Operating Activities:
          Net Earnings                                                $  13,457,964      $  12,142,002
          Adjustments to reconcile net earnings to net
             cash provided by operating activities:
          Undistributed earnings of foreign joint venture                  (181,269)            (5,382)
          Minority interest in consolidated subsidiary                      838,187                ---
          Foreign currency translation adjustment                           932,514                ---
          Depreciation and amortization                                   5,193,784          4,037,352
          Increase in deferred compensation payable                          91,728             45,567
          Loss on disposal of property, plant and equipment                 327,540            370,033
          Changes in operating assets and liabilities:
               Accounts receivable                                        5,220,972          4,913,987
               Unbilled costs and accrued earnings                         (702,879)         1,990,099
               Inventories                                                3,765,453          1,243,391
               Prepaid expenses and other                                   289,291             84,130
               Accounts payable and accrued expenses                       (283,976)        (3,268,968)
               Deferred income                                                  ---            (44,101)
               Income taxes payable                                        (181,122)          (133,343)
                                                                           --------           --------

                    Net cash provided by operating activities            28,768,187         21,374,767
                                                                         ----------         ----------


     Investing activities:

          Decrease in marketable securities                                     ---            352,602
          Capital expenditures                                          (15,467,774)       (10,690,441)
          Proceeds from sale of property, plant, and equipment               64,949                ---
          Decrease (Increase) in investment of foreign joint venture        100,000         (1,328,124)
          Decrease in other assets, net                                      38,400             12,339
                                                                             ------             ------

                    Net cash used in investing activities               (15,264,425)       (11,653,624)
                                                                        -----------        -----------


     Financing activities:

          Bank borrowings                                                       ---         (2,900,000)
          Purchases of common stock for treasury                                ---           (237,309)
          Proceeds from issuance of treasury stock                          133,923            331,107
          Decrease in deferred income                                           ---           (154,626)
          Payment of dividends                                           (4,096,415)        (3,065,855)
                                                                         ----------         ----------

                    Net cash provided by financing activities            (3,962,492)        (6,026,683)
                                                                         ----------         ----------


                    Net increase in cash and cash equivalents             9,541,270          3,694,460

     Cash and cash equivalents at beginning of period                     4,820,669            931,732
                                                                          ---------            -------


     Cash and cash equivalents at end of period                       $  14,361,939      $   4,626,192
                                                                      =============      =============


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS





A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:


                                                                                   Comparisons of
                                                    ----------------------------------------------------------------------------
                                                           Three Months                                  Nine Months
                                                          Ended April 30,                               Ended April 30,
                                                           1995 and 1994                                 1995 and 1994
                                                        Increase (Decrease)                           Increase (Decrease)
                                                    -----------------------------               --------------------------------


Net Sales ..............................            $ 4,393,454             14.8%                 15,865,913               20.3%

Cost of Sales ..........................              2,601,299             13.8%                  8,602,832               16.5%

General and
Administrative
Expenses ...............................               (162,535)            (9.6%)                   (18,450)              (0.4%)

Research and
Development
Expenses ...............................                414,243            102.2%                  1,083,937               90.0%


Net Earnings ...........................                940,510             18.2%                  1,315,962               10.8%



NET SALES

      The 14.8% increase in sales for the three months ended April 30, 1995, and the 20.3% increase for the nine months ended April 30, 1995, as compared to prior-year periods, were the result of increased sales in the automotive segment which were partially offset by decreased sales in the nonautomotive segment. Sales for the automotive segment continued to increase due to increased demand for air bags for both domestic and foreign automobile manufacturers. Third quarter sales for the automotive segment increased 28.2% from $19,485,900 to $24,989,300 and nine-month sales increased 39.0% from $47,153,600 to $65,522,700, as compared to prior-year periods. Sales for the nonautomotive segment decreased by 11.0% and 8.1% for the third quarter and the nine months, respectively, partially due to the relocation of the Denver aerospace operations to Fairfield, California in September 1994.

COST OF SALES

      Cost of sales increased by 13.8% for the three months ended April 30, 1995, and 16.5% for the nine months ended April 30, 1995, as compared to the prior-year periods. These increases were primarily attributed to the increased sales of the automotive segment. Costs were further impacted by start-up costs associated with Pyroindustrie, OEA's new automotive subsidiary in France, which began deliveries of air bag initiators in February 1995. The cost of sales, as a percentage of sales, were as follows:

      Three Months ended April 30, 1994 and 1995            63.6% to 63.1%
      Nine Months ended April 30, 1994 and 1995             66.9% to 64.7%


GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased by $162,500 for the three months ended April 30, 1995, and $18,500 for the nine months ended April 30, 1995, as compared to the prior-year periods. These decreases were obtained even though the Company incurred additional start-up costs associated with the Pyroindustrie facility in France. The ratio of general and administrative expenses to net sales decreased as follows:

      Three Months ended April 30, 1994 and 1995            5.7% to 4.5%
      Nine Months ended April 30, 1994 and 1995             5.9% to 4.9%

 RESEARCH AND DEVELOPMENT EXPENSES

      Research and development costs increased by $414,200 for the three months ended April 30, 1995, and $1,083,900 for the nine months ended April 30, 1995, as compared to the prior-year periods. These costs are expected to increase for the remainder of fiscal year 1995 due to continued development of passenger, driver and side-impact hybrid inflators.


NET EARNINGS

      Net earnings increased $940,500 for the three months ended April 30, 1995, and $1,316,000 for the nine months ended April 30, 1995, as compared to prior-year periods. The increase during the third quarter resulted primarily from increased sales in the automotive segment. The increase for the nine months was largely reduced by the settlement of the Company's environmental matters in the amount of $2,250,000.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased during the quarter to $54,914,300. During the nine-month period ended April 30, 1995, the Company made capital expenditures totaling approximately $15,467,800 which were funded principally from operations. The Company maintains an $8,000,000 Revolving Credit Agreement with its principal bank and at April 30, 1995, had no outstanding balance against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and, when necessary, borrowings from the agreement mentioned above, which can be increased when required.


FOREIGN CURRENCY TRANSLATION

      Assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency is used as the functional currency for the subsidiary. A translation adjustment results from translating the foriegn subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of operations.

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and the nine-month periods ended April 30, 1995.

Refer to the Company's annual financial statements for the year ended July 31, 1994, for a description of the accounting policies, which have been continued without change. Additionally, a foreign currency translation policy has been adopted for fiscal year 1995, as described above. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed except as a result of normal transactions in the interim.

                         Part II - OTHER INFORMATION



Item 1.     Legal Proceedings

            None


Item 2.     Changes in Securities

            None


Item 3.     Defaults on Senior Securities

            None


Item 4.     Submission of Matters to a Vote of Security Holders

            None


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




                                   OEA, INC.
                                            (Registrant)






      June 12, 1995
       Date                               Paul J. Martin
                                          Vice President/Treasurer






      June 12, 1995
       Date                               Charles B. Kafadar
                                          President