Form 10-K
period 1995-07-31
OEA INC /DE/
filed 1995-10-30
CIK 73864

OEA, INC.

                                                     FORM 10-K




                                          Fiscal Year Ended July 31, 1995

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from            to           .

Commission file number 2-32231.

                                 OEA, INC.
              (Exact name of registrant as specified in its charter)

             Delaware                           36-2362379
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization.)

34501 East Quincy Avenue, P. O. Box 100488, Denver, Colorado     80250
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code   (303) 693-1248

Securities registered pursuant to Section 12 (b) of the Act:
                                              Name of each exchange
         Title of each class                   on which registered:

 Common Stock, Par Value $0.10               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 20, 1995. Common Stock, $.10 par value - $450,192,680.

The number of shares outstanding of the issuer's classes of common stock as of October 20, 1995. Common Stock $.10 par value - 20,490,403.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held January 12, 1996, are incorporated by reference into Part III.

                                 PART I


ITEM 1 - BUSINESS

General Development of Business

OEA, Inc. ("Registrant" or the "Company") was organized as a Delaware business corporation on October 1, 1969. Its predecessor, Ordnance Engineering Associates, Inc., an Illinois corporation, was organized on July 13, 1957, and was merged into the Registrant on December 3, 1969. OEA, Inc. consists of the OEA Automotive Safety Products Divisions, OEA Aerospace, Inc., Pyrospace S.A. (45% ownership) and Pyroindustrie S.A. (80% direct ownership, 9% indirect ownership). OEA Automotive Safety Products consists of the Automotive Initiator Division - Denver, Automotive Initiator Division - Utah, Hybrid Gas Generator Division, and Hybrid Inflator Division.

Explosive Technology, Inc. was acquired as a wholly owned subsidiary of the Registrant on March 30, 1971. It was organized as a California business corporation on June 21, 1961. Effective December 11, 1989, the subsidiary's name was changed to ET, Inc. On October 1, 1994, the name was again changed to OEA Aerospace, Inc. The Aerospace Systems Group from the Parent Company (Denver Operations) was merged into the subsidiary effective October 1, 1994.

Aerotest Operations, Inc., a California corporation, was acquired as a wholly owned subsidiary of OEA Aerospace, Inc. (described above) on April 1, 1974.

Pyrospace S.A. was organized on July 29, 1987, in France as a joint venture (45% OEA, Inc. ownership) with two French firms, Aerospatiale and SNPE. Its facility is located in Les Mureaux, 25 miles northwest of Paris.

Pyroindustrie S.A. was incorporated on June 21, 1994, in France as a joint venture (80% OEA, Inc., 20% Pyrospace S.A.) with Pyrospace. Its facility is collocated with Pyrospace in Les Mureaux, 25 miles northwest of Paris.

There has been no material change in the mode of business conducted by the Registrant or its above-named subsidiaries and divisions during fiscal year 1995, except as mentioned above.

Financial Information about Industry Segments




                                      FY 1995        FY 1994       FY 1993
                                      -------        -------       -------

Sales to Unaffiliated Customers

             Automotive ........   $ 90,141,512   $ 67,652,256   $ 46,295,683
             Nonautomotive .....     39,069,259     42,240,486     47,888,510
                                     ----------     ----------     ----------

                          Total    $129,210,771   $109,892,742   $ 94,184,193
                                   ============   ============   ============




Inter-Segment Sales or Transfers

             Automotive ........   $    120,532   $      3,500   $          0
             Nonautomotive .....        117,061         81,916         93,787
                                        -------         ------         ------

                          Total    $    237,593   $     85,416   $     93,787
                                   ============   ============   ============




Operating Profit

             Automotive ........   $ 27,935,374   $ 21,026,298   $ 12,818,618
             Nonautomotive .....      6,991,332      9,045,161     10,814,227
                                      ---------      ---------     ----------

                          Total    $ 34,926,706   $ 30,071,459   $ 23,632,845
                                   ============   ============   ============




Identifiable Assets

             Automotive ........   $115,910,167   $ 81,435,183   $ 65,932,340
             Nonautomotive .....     44,991,668     53,879,721     57,245,815
                                     ----------     ----------     ----------

                          Total    $160,901,835   $135,314,904   $123,178,155
                                   ============   ============   ============



Narrative Description of Business

Automotive Safety Products

The Company established the Automotive Safety Products division in 1989 as a separate division to support the rapid growth in automotive air bags and related technologies. Prior to 1989, automotive-related work was performed in the aerospace division. The Company designs, tests, develops, and manufactures propellant and other pyrotechnic devices for use in automotive safety products. Major products currently in production include electric initiators, hybrid gas generators and linear cord, all for use in inflators. These products are sold to automotive inflator manufacturers for assembly into air bag modules for delivery to the auto companies.

The Company is currently completing the prototype phase for smokeless hybrid inflators for passenger, driver and side-impact inflators. These products are environmentally friendly and produce no toxic materials. In addition, these inflators are smaller, lighter, and less expensive than current designs in production. High-volume production of the new smokeless hybrid inflators is scheduled to begin in April 1996. The inflators are sold to module manufacturers for delivery to the auto companies.

The Company's principal officers and engineers represent its sales force. A significant investment in plant and equipment will be required by the Company to provide the previously announced projected sales of inflators of more than 2.5 million units for model year 1997. While the Company has ordered equipment from companies experienced in the manufacture of automated high-rate production equipment, no assurance can be given that the equipment will perform as designed and at the capacity required until the equipment has been operated for a period of time in our plant.

The automotive segment accounted for approximately 70%, 62%, and 49% of the Company's net sales for fiscal years 1995, 1994, and 1993, respectively.

Initiators are produced in three plants owned by the Company with highly automated equipment: Denver, Colorado; Tremonton, Utah; and Les Mureaux, France. Hybrid gas generators are produced in Denver with highly automated equipment. The initial production of hybrid inflators will be performed in Denver.

Raw materials used by the Company include stamped and machined parts, elastomer seals, and commercially available pyrotechnic materials. The Company is not dependent upon any one source for purchased materials because alternate sources of supply are generally available in the marketplace.

The initiator business is not dependent upon patented items, trademarks, franchises, concessions, or licenses thereunder. The Company does not pay any substantial royalties or similar payments in connection with any patents or license agreements. The gas generator and smokeless hybrid inflator business is covered by several patents. Some of the patents have been issued and others are pending.

The Company's business is not seasonal in nature.

Products are manufactured to order; accordingly, significant amounts of inventory are not required to be maintained. Most customers operate in a just-in-time inventory environment. Customer payments are reasonably prompt and extended terms are not required.

The Company's customer providing more than 10% of consolidated sales for the fiscal year ended July 31, 1995, was Morton International, 57%. The loss of OEA's primary automotive safety products customer, Morton International, would have a materially adverse effect on the Company. As the Company's sales of inflators to module manufacturers grow, its sales to Morton International may decrease both as a percentage of total sales and in amount.

There is no particular relationship between the Company and its customers other than that of supplier/customer, except for the following:

1. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of OEA's automotive air bag initiators, and

2. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of OEA's smokeless hybrid inflators for passenger, driver and side-impact automotive air bags for manufacture in Asia for the Asian market. The initial payment for this fifteen year agreement was received in 1995.

Auto manufacturers generally change designs every three to five years. The Company receives annual blanket purchase orders, but deliveries are specified by customers on weekly releases for deliveries over the next 10 to 12 weeks. Because this is the accepted practice in the automotive industry, the amount of backlog at any given time is not representative of annual sales.

The Company currently has orders from Takata Corporation, Daicel Chemical Industries and Delphi Interior & Lighting, a division of General Motors, to supply in excess of 2.5 million passenger side inflators for model year 1997.

The Company believes that OEA is the only independent inflator manufacturer in the world that is not affiliated with, or owned by, a module manufacturer. This independence gives us wide latitude to sell to all module manufacturers. By fiscal year 2000, OEA's Inflator Division could be the largest customer of the OEA Initiator Division.

Currently,  there are three major air bag initiator  manufacturers in the United
States: Imperial Chemical Industries, Inc., Special Devices, Inc., and the Company. Additionally, there are four major air bag initiator manufacturers in
Europe: Davey Bickford Smith, Nouvelle Cartoucherie de Survilliers, Patvag and Pyroindustrie (89% owned directly/indirectly by OEA, Inc.). The Company is currently the world's leading producer of initiators for automotive air bags.

Daicel Chemical Industries is expected to begin manufacturing automotive air bag initiators under the previously mentioned technology transfer and manufacturing agreement in 1997. Other companies may enter the automotive initiator market; however, substantial financial resources, development, and qualification time would be required to achieve design and product verification. Contracts are generally awarded based upon competitive price, product reliability and production capacity. The Registrant believes it is in a good competitive position.

Currently, the Company is aware of two major hybrid gas generator manufacturers in the world, a joint venture between Atlantic Research Corporation and Allied Signal, and the Company. The Company is currently the world's second leading producer of hybrid gas generators for automotive air bags.

The estimated amount spent by the automotive segment during each of the last three fiscal years for customer-sponsored and company-sponsored research and development activities was:

                                        Customer-      Company-
                                        Sponsored     Sponsored
                                        ---------    -----------
                   Fiscal year 1995    $500,000       $3,300,000
                   Fiscal year 1994     300,000        1,600,000
                   Fiscal year 1993     800,000        3,500,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of the Registrant or its subsidiaries.

The Registrant, together with its consolidated subsidiaries and divisions, employs approximately 700 people in its automotive segment.

Nonautomotive Products


The nonautomotive segment of the business is primarily aerospace (Defense and Commercial). OEA Aerospace, Inc. designs, develops, and manufactures propellant and explosive-actuated devices used in (1) personnel escape systems in high-speed aircraft, (2) separation and release devices for space vehicles and aircraft, (3) control, separation, ejection, and jettison of missiles, and (4) flexible linear-shaped charges and mild detonating cord systems. The principal customers for such products are the United States Government and major aircraft and aerospace companies. Other products and services include hot gas and explosive initiated valves, fluid control systems, inflatable systems, and the largest neutron radiography inspection operation of its kind.

Sales are made directly to the customer. The Company's principal officers and engineers represent its sales force. The nonautomotive segment accounted for approximately 30%, 38% and 51% of the Company's net sales for fiscal years 1995, 1994, and 1993, respectively.

The nonautomotive products are produced principally in Fairfield, California. A smaller test facility is located in San Ramon, California.

The Registrant's customers are primarily in the defense and space field under prime government contracts. The major portion of the Registrant's business comes from subcontracts which are generally awarded on a fixed-price basis. Each new contract involves either the design and manufacture of a new product to meet a specific requirement, or a follow-on order for additional items previously manufactured under other contracts. Inasmuch as the Registrant's aerospace business involves constant development and engineering of products required by its customers, it would be inappropriate to announce each new item as a new product.

Raw materials used by the Registrant include aluminum, inconel, monel, molybdenum, rubbers, copper, alloy and stainless steel, ceramics, silver, titanium alloys, certain commercially available and special-order propellants and explosives, elastomer seals to government specifications, and epoxy sealing materials. The Registrant is not dependent upon any one source for purchased materials because alternate sources of supply are generally available in the marketplace.

The Registrant's business is not dependent upon patented items, trademarks, franchises, concessions, or licenses thereunder. The Registrant does not pay any substantial royalties or similar payments in connection with any patents or license agreements.

The Registrant's business is not seasonal in nature.

Products  are  manufactured  to  order;  accordingly,   significant  amounts  of
inventory are not required to be maintained.

Deliveries are made according to contract usually in a just-in-time environment. Customer payments are reasonably prompt and extended terms are not required.

The Company did not have a customer providing more than 10% of consolidated sales for the fiscal year ended July 31, 1995. Transactions with the United States Government are with several procurement agencies and/or prime contractors. Although the loss of all government contracts would have an adverse effect, the loss of any one agency or prime contract would not have a materially adverse effect on the Registrant.

There is no particular relationship between the Company and its customers other than that of supplier/customer.

The Company's nonautomotive funded backlog of orders as of July 31, 1995, was $40,000,000. The Company estimates that $7,000,000 of its current backlog will not be recorded as a sale within its fiscal year ending July 31, 1996.

The majority of the business of the Registrant with the United States Government is subject to termination of contracts for the convenience of the United States Government. Such termination, however, is not a frequent occurrence. In addition, a significant portion of the Registrant's sales for the current and prior years is subject to audit by the Defense Contract Audit Agency. Such audits may occur at any time up to three years after contract completion.

The Registrant competes for new contracts with a number of larger corporations with substantially greater resources. Other companies, both larger and smaller than the Registrant, also have capabilities and resources to design and develop similar items.

There is no official information available concerning total annual purchases from all manufacturers of the types of products which the Registrant produces for the nonautomotive segment. The Registrant believes it has at least seven competitors in its principal field of propellant and explosive devices. No individual competitor dominates the field. The Registrant believes it is in a good competitive position.

On new development and qualification programs, contract awards are based upon technical and competitive price proposals. Subsequent production awards are both negotiated with the customer and subject to competitive bid.

The estimated amount spent by the nonautomotive segment during each of the last three fiscal years for customer-sponsored and company-sponsored research and development activities was:

                                      Customer-      Company-
                                      Sponsored      Sponsored

                   Fiscal year 1995   $3,200,000   $  200,000
                   Fiscal year 1994    4,500,000      200,000
                   Fiscal year 1993    3,700,000      200,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of the Registrant or its subsidiaries.

The  Registrant,   together  with  its  subsidiaries   and  divisions,   employs
approximately 375 people in its nonautomotive segment.

Financial Information about Foreign and Domestic Operations and Export Sales





Sales to Unaffiliated Customers        FY 1995        FY 1994         FY 1993


United States ..................    $100,980,428    $ 97,209,060    $ 82,397,321

Foreign Sales
     Europe ....................       4,845,644       4,576,576       3,801,310
     Asia ......................      22,470,143       7,700,842       7,135,149
     Other .....................         914,556         406,264         850,413
                                         -------         -------         -------

        Total Foreign Sales ....      28,230,343      12,683,682      11,786,872
                                      ----------      ----------      ----------


               Total Sales ......   $129,210,771    $109,892,742    $ 94,184,193
                                    ============    ============    ============

Notes:

(1) Sales amounts differ from those previously reported for 1993 as a result of reclassifications of domestic and foreign sales.

(2) There were no sales or transfers between the geographic areas reported above.

(3) It is not possible, under the existing accounting systems, to isolate profits and identifiable assets by geographic areas.

ITEM 2 - PROPERTIES

The Registrant's properties are located in Arapahoe County, Colorado (near Denver); Fairfield, California; San Ramon, California; Tremonton/Garland, Utah; and Les Mureaux, France.

The Arapahoe County facilities are located on 640 acres of land which the Registrant owns. In fiscal year 1995, automotive and nonautomotive operations were conducted in various one-story brick and steel buildings containing 213,000 square feet of floor space in the aggregate. Effective October 1, 1994, only automotive operations are conducted in these facilities. The facilities vacated by the aerospace division's transfer to Fairfield, California, will be used for smokeless hybrid inflators.

The Fairfield, California, facilities are occupied by OEA Aerospace, Inc., a wholly owned subsidiary of the Registrant. Its nonautomotive and automotive operations are conducted in twenty buildings containing 162,700 square feet of floor space in the aggregate, located on 515 acres of land which the Company owns. All parts of the various buildings are occupied and used in the operations of the Company's business.

The San Ramon, California, property consists of a 10,000 square foot steel building situated on approximately one acre of land which the Company owns. It is occupied by Aerotest Operations, Inc., a wholly owned subsidiary of OEA Aerospace, Inc., which conducts neutron radiography therein. Also contained in this building, as a part of the premises, is a 250-kilowatt nuclear reactor used in the process.

The property in Tremonton/Garland, Utah, consists of a 66,000 square-foot manufacturing facility located on 160 acres which the Registrant owns. This facility will accommodate the growing demand for air bag initiators and other automotive safety products.

The property in Les Mureaux, France, consists of a 34,600 square foot manufacturing facility located on 6 acres which the Company owns. It is occupied by Pyroindustrie, S.A., a joint venture (80% OEA, Inc., 20% Pyrospace S.A.) with Pyrospace. This facility will accommodate the growing demand for air bag initiators and other automotive safety products for the European market.

The above-described properties are considered suitable and adequate for the Registrant's operations.

ITEM 3 - LEGAL PROCEEDINGS
None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

(a)      (1)
         (i) Registrant has only common capital stock, $0.10 par value, issued. Its principal United States market is made on the New York Stock Exchange, New York, New York, where such shares have been listed.

         (ii) The high and low sales prices for the Registrant's shares traded, as reported in the consolidated transaction reporting system over the last two fiscal years on a quarterly basis, are as follows:

                  Fiscal Year 1994            High         Low

                   1st Quarter                32.25        25.50
                   2nd Quarter                31.25        26.88
                   3rd Quarter                28.50        24.00
                   4th Quarter                31.00        22.63

                  Fiscal Year 1995            High         Low

                   1st Quarter ....           32.00        24.25
                   2nd Quarter ....           27.75        21.88
                   3rd Quarter ....           31.25        23.88
                   4th Quarter ....           30.75        26.00

    (iii)         Not applicable

     (iv)         Not applicable

      (v)         Not applicable

(b) The approximate number of holders of record of Registrant's issued and outstanding shares at October 16, 1995, was 1330.

(c) It is anticipated that the Company will pay a dividend during fiscal year 1996.

         The Board of Directors has declared dividends during the last three fiscal years as follows:

                                                                         Amount
  Declared                                         Payable             Per Share
November 20, 1992 ...................           December 21, 1992          $ .12
November 12, 1993 ...................           December 13, 1993            .15
November 4, 1994 ....................           December 9, 1994             .20

ITEM 6 - SELECTED FINANCIAL DATA

             Consolidated Summary of Operations

                                           1995                1994             1993             1992              1991
Net Sales .........................   $ 129,210,771         109,892,742       94,184,193       88,071,691       83,726,317

Operating Profit ..................      34,926,706          30,071,459       23,632,845       18,481,827       18,728,216

Earnings Before Minority Interest
   and Income Taxes ...............      36,225,734          29,465,492       23,676,115       23,115,911       19,167,346

Minority Interest .................         519,564                --               --               --               --

Income Taxes ......................     (15,469,088)        (11,512,973)      (9,105,017)      (7,866,954)      (7,038,451)

Net Earnings (Loss)
   Before Settlement of
      Environmental Matters .......      23,526,210          17,952,519       14,571,098       15,248,957       12,128,895
   From Settlement of
     Environmental Matters (Note 1)      (2,250,000)               --               --               --               --
                                         -----------         ----------       ----------       ----------       ----------
          Total Net Earnings ......   $  21,276,210          17,952,519       14,571,098       15,248,957       12,128,895
                                      =============          ==========       ==========       ==========       ==========


Earnings (Loss) Per Share  (Note 2)
   Before Settlement of
      Environmental Matters .......            1.15                 .88              .72              .75              .60
   From Settlement of
     Environmental Matters ........           (0.11)                -                -                -                -
                                            --------         -----------      ----------       ----------      -----------
          Total Earnings Per Share    $        1.04                 .88              .72              .75              .60
                                      =============                 ===              ===              ===              ===


Cash Dividends Per Share ..........   $         .20                 .15              .12              .10             .083
                                      =============                 ===              ===              ===             ====


Stock Dividends ...................             -                   -                -                200%            -
                                      -------------       -------------    -------------     -------------    -------------
                                      -------------       -------------    -------------     -------------    -------------

Weighted Average Number of
   Shares Outstanding During Year .      20,480,060          20,438,587       20,376,308       20,315,240       20,210,958
                                         ==========          ==========       ==========       ==========       ==========

   (Note 2)

Total Number of Shares
   Outstanding at Year End ........      20,486,628          20,465,545       20,413,146       20,350,609       20,256,057
                                         ==========          ==========       ==========       ==========       ==========


   (Note 2)


Notes:

         (1) On December 13, 1994, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000.

         (2) The number of shares outstanding and per-share amounts have been adjusted to give effect to treasury share transactions and stock distributions effected in the form of a 200 percent stock dividend paid on February 14, 1992.





Balance Sheet Data at July 31,

                             1995           1994         1993              1992             1991
                             ----           ----         ----              ----             ----

Current Assets ......   $ 74,871,359     62,389,466     60,913,834     56,949,971     61,201,306


Current Liabilities .   $ 12,160,275      8,882,678     11,944,465      7,835,271      8,656,954


Working Capital .....   $ 62,711,084     53,506,788     48,969,369     49,114,700     52,544,352


Working Capital Ratio       6.2 to 1       7.0 to 1       5.1 to 1       7.3 to 1       7.1 to 1


Total Assets ........   $160,901,835    135,314,904    123,178,155    106,180,082     91,464,417


Shareholders' Equity    $140,352,333    121,854,462    106,801,460     94,535,957     81,003,180


Book Value Per Share    $       6.85           5.95           5.23           4.65           4.00



ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year 1995 vs. 1994

Net sales and operating profits for the fiscal year ended July 31, 1995, were a record $129,210,800 and $34,926,700, respectively, compared to prior-year net sales of $109,892,700 and operating profits of $30,071,500. Net earnings and earnings per share for fiscal year 1995 were $21,276,200 and $1.04, respectively, compared to prior-year net earnings of $17,952,500 and earnings per share of $0.88. In the first half of fiscal year 1995, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000 or $0.11 per share. Eliminating the effect of the above settlement, current-year net earnings from operations would have been $23,526,200 and earnings per share would have been $1.15.

The Automotive Safety Products division was again the primary contributor to the sales and operating profit increases over the prior year. Automotive sales and operating profit both increased 33% due primarily to the increased volume. Nonautomotive sales decreased 8% with an operating profit decrease of 23%. Total operating profit as a percentage of sales for fiscal year 1995 was 27%, consistent with the prior year. This performance was accomplished in spite of an increased expenditure of funds for Company funded research and development ($3,507,300 in 1995 vs. $1,814,800 in 1994) primarily for smokeless hybrid inflators for automotive air bags.

Automotive segment sales for fiscal year 1996 are expected to increase significantly due to the increased demand for driver and passenger side air bags, including initial production deliveries of hybrid inflators in the fourth quarter.

Potential effects of changes in defense spending are not expected to have a material impact upon the operations of the nonautomotive segment. While it is impossible to accurately predict what the defense procurement budget will be, the Registrant anticipates that nonautomotive segment sales during fiscal year 1996 will increase due to deliveries on a number of programs currently in the backlog and programs expected to book soon.

The Registrant's contract pricing methods have offset the effect of inflation.

Fiscal Year 1994 vs. 1993

Net sales and operating profits for the fiscal year ended July 31, 1994, were $109,892,700 and $30,071,500, respectively, compared to fiscal year 1993 net sales of $94,184,200 and operating profits of $23,632,800. Net earnings and earnings per share for fiscal year 1994 were $17,952,500 and $0.88, respectively, compared to fiscal year 1993 net earnings of $14,571,100 and earnings per share of $0.72. Fiscal year 1994 net earnings include $148,900 and $0.01 per share related to a technology transfer agreement for the Japanese FSX aircraft program. Fiscal year 1993 net earnings included $397,800, or $0.02 per share, related to that same technology transfer agreement. Eliminating the effect of the above agreement, fiscal year 1993 net earnings from operations would have been $14,173,300 and earnings per share would have been $0.70, and fiscal year 1994 net earnings from operations would have been $17,803,600 and earnings per share would have been $0.87.

The Automotive Safety Products division was the primary contributor to the sales and operating profit increases over fiscal year 1993. Automotive sales increased 46% and the operating profit increased 64% due primarily to the increased volume and a significant reduction in research and development cost. Nonautomotive sales decreased 12% with an operating profit decrease of 16%. Total operating profit as a percentage of sales increased to 27% in 1994 as compared to 25% for 1993. This increase was achieved primarily because of a reduced expenditure of funds for Company funded research and development ($1,814,800 in 1994 vs. $3,729,600 in 1993).

Liquidity and Capital Resources

The Company's working capital at July 31, 1995, increased to $62,711,100, from the $53,506,800 at July 31, 1994, due to increased earnings from operations resulting in increased cash and cash equivalents of $14,495,300, offset by reductions in accounts receivable and inventories.

During fiscal year 1995, the Company made capital expenditures totaling $19,912,300 as compared to $16,823,900 and $19,593,100 in fiscal years 1994 and
1993, respectively. These capital expenditures were funded principally from operations. Currently the Company has capital expenditure commitments totaling approximately $20,000,000 for fiscal year 1996.

In January 1995 the Company renewed an $8,000,000 Revolving Credit Agreement with its principal bank and at July 31, 1995, had no outstanding balance against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and, when necessary, borrowings from the agreement mentioned above, which can be increased when required.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency is used as the functional currency for the subsidiary. A translation adjustment results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of earnings.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules of the Company filed as part of this report on Form 10-K are listed in Item 14.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                             PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1996 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1995.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1996 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1995.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1996 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1995.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, if any, will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1996 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1995.

                            PART IV


ITEM 14 - EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES   AND
          REPORTS ON FORM 8-K

(a)               Documents filed as a part of this report:

         (1)      Financial Statements:

                  Report of Independent Auditors

                           Consolidated Balance Sheets - July 31, 1995 and
                           1994

                           Consolidated Statements of Earnings
                           Years ended July 31, 1995, 1994, and 1993

                           Consolidated Statements of Stockholders' Equity Years ended July 31, 1995, 1994, and 1993

                           Consolidated Statements of Cash Flows
                           Years ended July 31, 1995, 1994, and 1993

                           Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules required to be filed by Item 8 of Form 10-K and by paragraph (d) of this Item 14:

                           The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

         (3) Exhibits required to be filed by Item 601 of Regulation S-K and paragraph (c) of this Item 14:

                  Exhibit 3 -             Articles of Incorporation, as amended,
                                          (incorporated by reference) and By-
                                          laws, as amended (incorporated by
                                          reference).

                  Exhibit 10 -            Material contracts between the
                                          Registrant and its Chairman/CEO and
                                          President/COO include retirement
                                          agreements dated May 5, 1989, and May
                                          15, 1990, respectively, (incorporated
                                          by reference).

                  Exhibit 22 -              During fiscal year 1995, the
                                            Registrant was the parent company of
                                            each of the following described
                                            companies:


                                                     Percent of Outstanding
                  Corporation                        Stock Owned by Parent

                  OEA Aerospace, Inc.                     100%
                  a California corporation,
                  which owns 100% of Aerotest
                  Operations, Inc., a California
                  Corporation


                  Foreign Corporate                   Percentage of
                  Joint Venture                         Ownership
                  -----------------                   -------------
                  Pyrospace S.A.                           45%
                  a corporation in France

                  Pyroindustrie S.A.                       80%
                  a corporation in France

                  The above entities are included in the consolidated financial statements of the Registrant being submitted herewith.


(b)      Reports on Form 8-K during the quarter ended July 31,
         1995.

                  None

SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 23, 1995


                                              OEA, INC.
                                              Registrant



                                              By_________________________
                                                Ahmed D. Kafadar, Chairman
                                               and Chief Executive Officer
DIRECTORS AND OFFICERS





Ahmed D. Kafadar,Chairman of the               Charles B. Kafadar, President,
Board and Principal Executive                  Principal Operating Officer, and
Officer                                        Director




John E. Banko, Director                        George S. Ansell, Director





J. Robert Burnett, Director                    Philip E. Johnson, Director




Paul J. Martin, Vice President/                John E. Banko IV, Controller
Treasurer and Principal
Financial Officer

                        ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 14(a)(1) and (2)

                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                 SCHEDULES

                              CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                             Year Ended July 31, 1995

                             OEA, Inc. and Subsidiaries

                                  Denver, Colorado






                                                             21A

                     Report of Independent Auditors

The Board of Directors and Stockholders
OEA, Inc.

We have audited the accompanying consolidated balance sheets of OEA, Inc. and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OEA, Inc. and subsidiaries at July 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

September 29, 1995

                       OEA, Inc. and Subsidiaries
                      Consolidated Balance Sheets

                                                          July 31

                                                    1995      1994
                                                    ----      ----
Assets
Current assets:
  Cash and cash equivalents                  $ 19,342,034    $ 4,846,732
  Accounts receivable                          23,879,495     26,525,958
  Unbilled costs and accrued earnings           3,974,500      3,734,521
  Inventories                                  24,656,806     26,429,389
  Income taxes receivable                       2,476,800           -
  Prepaid expenses and other                      541,724        852,866
                                                  -------        -------

Total current assets                           74,871,359     62,389,466

Property, plant, and equipment:
  Land and improvements                         1,726,211      1,208,024
  Buildings and improvements                   32,898,017     26,824,481
  Machinery and equipment                      70,409,817     58,580,588
  Furniture and fixtures                        5,687,470      5,057,964
                                               ---------      ---------

                                              110,721,515     91,671,057
  Accumulated depreciation and amortization    31,276,450     25,027,396
                                               ----------     ----------

                                               79,445,065     66,643,661

Cash value of life insurance                      363,508        325,564
Long-term receivable                            3,000,000      3,000,000
Investment in foreign joint venture             2,829,554      2,547,415
Other assets                                      392,349        408,798
                                                  -------        -------

Total assets                                 $160,901,835   $135,314,904
                                             ============   ============



                                                          July 31

                                                    1995      1994
                                                    ----      ----

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                         $ 5,769,163          $ 4,220,447
  Accrued expenses:
   Salaries and wages                        2,628,992            2,351,764
   Profit sharing and pension contributions  1,501,958              447,108
   Other                                       975,881              536,710
  Deferred income                              206,168              206,168
  Income taxes:
   Current                                       -                  183,777
   Deferred                                  1,078,113              936,704
                                             ---------              -------

Total current liabilities                   12,160,275            8,882,678

Deferred compensation                          944,339              822,035
Deferred income taxes                        5,771,775            3,538,994
Deferred income                                216,735              216,735

Commitments and contingencies
Minority interest                            1,456,378                 -

Stockholders' equity:
  Common stock, $0.10 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares-22,019,700   2,201,970            2,201,970
  Additional paid-in capital                12,012,450           11,878,124
  Retained earnings                        126,849,357          109,669,560
  Treasury stock, 1,533,072 and 1,554,155 shares
   in 1995 and 1994, respectively, at cost  (1,869,483)          (1,895,192)
  Equity adjustment from translation         1,158,039                -
                                             ---------          ------------
Total stockholders' equity                 140,352,333          121,854,462
                                           -----------          -----------

Total liabilities and stockholders' equity$160,901,835         $135,314,904
                                          ============         ============



See accompanying notes.

                                                                   24

                       OEA, Inc. and Subsidiaries
                  Consolidated Statements of Earnings


                                             Year ended July 31

                                       1995           1994          1993
                                       ----           ----          ----

Net sales                          $129,210,771   $109,892,742  $94,184,193
Cost of sales                        83,399,001     71,558,302   61,249,036
                                     ----------     ----------   ----------

Gross profit                         45,811,770     38,334,440   32,935,157

General and administrative expenses   7,377,782      6,448,215    5,572,754
Research and development expenses     3,507,282      1,814,766    3,729,558
                                      ---------      ---------    ---------
Operating profit                     34,926,706     30,071,459   23,632,845

Other income (expense):
  Interest income                       769,718        410,006      430,282
  Interest expense                      (25,770)      (112,111)    (103,193)
  Equity in earnings of foreign
   joint venture                        282,139         42,833       44,062
  Other, net                            272,941       (946,695)    (327,881)
                                        -------       --------     --------
                                      1,299,028       (605,967)      43,270
                                      ---------       --------       ------
Earnings before minority interest and
  income taxes                       36,225,734     29,465,492   23,676,115
Minority interest in net loss of
  consolidated subsidiary               519,564          -            -
                                        -------     ----------    ----------
Earnings before income taxes         36,745,298     29,465,492    23,676,115
Income tax expense                   15,469,088     11,512,973     9,105,017
                                     ----------     ----------     ---------

Net earnings                        $21,276,210    $17,952,519   $14,571,098
                                    ===========    ===========   ===========
Earnings per share                        $1.04         $0 .88         $0.72
                                          =====          =====         =====


Weighted average number of shares
  outstanding during year            20,480,060     20,438,587    20,376,308
                                     ==========     ==========    ==========

See accompanying notes.

                                   OEA, Inc. and Subsidiaries
                        Consolidated Statements of Stockholders' Equity

                                                                                  Equity
                                  Common Stock       Additional                 Adjustment                 Total
                            ------------------------  Paid In     Retained        From       Treasury    Stockholders'
                               Shares      Amount     Capital     Earnings     Translations   Stock        Equity
                            ----------------------------------------------------------------------------------------
Balances at July 31, 1992      22,019,700  $2,201,970  $11,198,224  $82,656,814  $  -        $(1,521,051)$ 94,535,957

 Purchase of 6,831 shares of
 common stock for treasury         -           -            -             -         -           (184,169)    (184,169)
 Issuance of 69,368 shares of
 treasury stock for options
 exercised                         -           -           253,993                  -             69,598      323,591
 Net earnings                      -           -            -        14,571,098     -               -      14,571,098
 Cash dividends ($0.12 per
 share)                            -           -            -        (2,445,017)    -               -      (2,445,017)
                               ----------    ---------  ----------    ---------  -------      ----------   ----------
 Balances at July 31, 1993     22,019,700    2,201,970  11,452,217   94,782,895     -        (1,635,622)  106,801,460
 Purchase of 11,433 shares of
 common stock for treasury         -           -            -             -         -          (329,344)     (329,344)
 Issuance of 63,832 shares of
 treasury stock for options
 exercised                         -           -          425,907         -         -            69,774       495,681
 Net earnings                      -           -            -        17,952,519     -              -       17,952,519
 Cash dividends ($0.15 per
 share)                            -           -            -        (3,065,854)    -              -       (3,065,854)
                              ----------    ---------  ----------    ----------  -------      ---------   -----------
 Balances at July 31, 1994    22,019,700    2,201,970  11,878,124   109,669,560     -        (1,895,192)  121,854,462
 Issuance of 21,083 shares of
 treasury stock for options
 exercised                        -           -           134,326         -         -            25,709       160,035
 Net earnings                     -           -            -         21,276,210     -              -       21,276,210
 Cash dividends ($0.20 per
 share)                           -           -            -         (4,096,413)    -              -       (4,096,413)
 Translation adjustment           -           -            -             -       1,158,039        -         1,158,039
                              ----------   ---------   ---------    -----------  ---------    ---------     ---------

Balances at July 31, 1995    $22,019,700  $ 2,201,970 $12,012,450  $126,849,357 $1,158,039 $ (1,869,483) $140,352,333
                             ===========  =========== ===========  ============ ========== ============  ============

See accompanying notes.

                             OEA, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows

                                                                   Year ended July 31
                                                             1995          1994           1993
                                                             ----          ----           ----
Operating activities
Net earnings .........................................   $ 21,276,210    $ 17,952,519    $ 14,571,098
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Undistributed earnings of foreign joint venture ....       (282,139)        (42,833)        (44,062)
  Depreciation and amortization ......................      7,471,300       5,502,125       4,667,525
  Deferred income taxes ..............................      2,374,190         170,755       1,051,345
  Decrease in long-term receivable ...................          -               -           1,000,000
  Minority interest in net loss of consolidated subsidiary   (519,564)          -               -
  Increase in deferred compensation ................          122,304          60,756          60,756
  Loss on sale of property, plant, and equipment              759,430         708,639         164,105
  Changes in operating assets and liabilities:
  Accounts receivable ............................          2,553,125         214,541      (4,905,101)
  Unbilled costs and accrued earnings                        (239,979)      2,957,882        (278,231)
  Inventories ....................................          1,734,084      (1,075,020)        411,791
  Prepaid expenses and other .....................            309,561         (34,853)       (113,162)
  Accounts payable and accrued expenses                     3,416,518        (154,498)      1,027,813
  Deferred income ................................              -             (58,802)        (54,447)
  Income taxes ...................................         (2,660,577)        171,704          62,343
                                                           ----------         -------          ------
Net cash provided by operating activities                  36,314,463      26,372,915      17,621,773
Investing activities
Additions to investments in and advances to affiliates      1,975,942           -               -
Decrease in marketable securities ....................          -             376,818       1,153,505
Capital expenditures .................................    (19,912,283)    (16,823,885)    (19,593,058)
Proceeds from sale of property, plant, and equipment           68,379             535         174,875
Increase in cash value of life insurance .............        (37,944)         (5,698)        (33,019)
                                                              -------          ------         -------
Net cash used in investing activities ................    (17,905,906)    (16,452,230)    (18,297,697)
Financing activities
Purchase of common stock for treasury ................          -            (329,344)       (184,169)
Proceeds from issuance of treasury stock .............        160,035         495,681         323,591
Increase (decrease) in net borrowings under line-of-credit
   agreement .........................................          -          (2,900,000)      2,900,000
Decrease in deferred income ..........................          -            (206,168)       (264,970)
Payment of dividends .................................     (4,096,413)     (3,065,854)     (2,445,017)
                                                           ----------      ----------      ----------
Net cash provided by (used in) financing activities        (3,936,378)     (6,005,685)        329,435
Effect of exchange rate changes on cash ..............         23,123           -               -
                                                               ------        --------         -------
Net increase (decrease) in cash and cash equivalents       14,495,302       3,915,000        (346,489)
Cash and cash equivalents at beginning of year......        4,846,732         931,732       1,278,221
                                                            ---------         -------       ---------
Cash and cash equivalents at end of year ...........     $ 19,342,034    $  4,846,732   $     931,732
                                                         ============   =============   =============
Supplemental information:
   Interest payments ...............................     $     24,935    $    112,111   $    103,193
   Income tax payments .............................       15,599,291      11,226,646      7,764,426

See accompanying notes.


                             OEA, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements
                                    July 31, 1995

1. Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of OEA, Inc. (the "Company"), its wholly owned subsidiary, OEA Aerospace, Inc., and a foreign joint venture in which the Company has more than 50% equity ownership. All significant intercompany balances and transactions have been eliminated.

The investment in a foreign joint venture in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (greater than 20% ownership), is accounted for using the equity method, under which the Company's share of earnings of the joint venture is reflected in income as earned and distributions will be credited against the investment when received.

Revenue Recognition
Sales of products within the government contracting segment are recognized as deliveries are made or when the products are completed and held on the Company's premises to meet specified contract delivery dates. Sales of undelivered products are included in unbilled costs and accrued earnings and are anticipated to be delivered and billed within 12 months of the balance sheet date. Costs are based on the estimated average cost per unit based on units to be produced under the contract.

Inventories
Inventories of raw materials and component parts are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs of work in process and finished goods are stated at average production costs consisting of materials, direct labor, and manufacturing overhead, reduced by costs identified with recorded sales. General and administrative expenses, initial tooling, and other nonrecurring costs are not included in inventoried costs.

Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to earnings as incurred and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the assets and related allowances for depreciation are removed from the accounts, and the resulting gains or losses are reflected in operations.

                             OEA, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (continued)




1. Accounting Policies (continued)

Depreciation is computed on the straight-line, double-declining balance, and units-of-production methods at rates calculated to amortize the cost of the depreciable assets over the related useful lives.

Depreciation charged to costs and expenses was $7,454,851, $5,485,673 and $4,651,073 in 1995, 1994, and 1993, respectively. Repairs and maintenance charged to costs and expenses was $5,027,645, $4,090,642 and $2,950,358 in 1995,
1994, and 1993, respectively.

Earnings per Share

Earnings per share of common stock is computed on the basis of the weighted average number of shares outstanding during the year.

The effect on reported earnings per share from the assumed exercise of stock options outstanding during the years ended July 31, 1995, 1994, and 1993 would be insignificant.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Research and Development

Expenses for new products or improvements of existing products, net of amounts reimbursed from others, are charged against operations in the year incurred.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary (Pyroindustrie S.A.) are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency is used as the functional currency for the subsidiary. A translation adjustment, which is recorded as a separate component of stockholders' equity, results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of earnings.

                             OEA, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (continued)



2. Stock Options
On January 13, 1995, the shareholders approved an Employees' Stock Option Plan (the "Employees' Plan") and Nonemployee Directors' Stock Option Plan (the "Directors' Plan"). These plans provide for stock options to be granted for a maximum of 600,000 shares of common stock under the Employees' Plan and a maximum of 50,000 shares of common stock under the Directors' Plan. Options may be granted to employees and nonemployee directors at prices not less than fair market value of the Company's common stock on the date of grant. Options granted under the Employees' Plan may be exercised at any time after the grant date and options issued under the Directors' Plan may be exercised after the first six months following the grant date. Shares may be granted from either authorized but unissued common stock or issued shares reacquired and held as treasury stock. As of July 31, 1995, no options have been granted under either plan.

Prior to July 28, 1994, the Company had a qualified incentive stock option plan for key employees of the Company whereby a total of 666,000 shares of common stock were reserved for issuance. Options were granted to key employees at prices not less than the fair market value of the Company's common stock on the date of grant, and were exercisable after one year of continuous employment following the date of grant. Under this plan, options for 624,153 shares, net of forfeitures, were granted at an average option price of $7.50, and options for 175,695 shares remain outstanding as of July 31, 1995. During 1995, options for 10,336 shares were forfeited. During 1995 and 1994, options for 21,083 and 63,832 shares, respectively, were exercised at an average price of $7.59 and $7.77, respectively.

3. Line of Credit
At July 31, 1995, the Company has an $8,000,000 unsecured revolving credit line with a financial institution with an interest rate at the lower of the institution's prime interest rate or 1% per annum above the federal funds rate. In addition, at the request of the borrower, the Bank, in its sole discretion, may make loans to the borrower at an interest rate equal to "LIBOR" plus 1%. The Company is required to pay an annual commitment fee equal to .1875 of 1% on the total amount of the commitment. The facility will expire on December 31, 1995. The Company has no debt outstanding relating to the line of credit as of July 31, 1995.

                             OEA, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements (continued)


4. Inventories
Inventories are summarized as follows:

                                                          July 31
                                                  1995          1994
                                                  ----          ----
Raw materials and component parts ..........   $11,316,265    $11,197,176
Work in process ............................    10,754,339     11,650,102
Finished goods .............................     2,586,202      3,582,111
                                                 ---------      ---------
                                               $24,656,806    $26,429,389
                                               ===========    ===========

5. Investment in Foreign Joint Ventures
On October 5, 1986, a joint venture agreement was signed between the Company and two French companies for the establishment of a company (Pyrospace S.A.) in France. Pyrospace is engaged in the design, development, and manufacture of propellant and explosive devices for European space programs, as well as aircraft and missiles. The Company is a 45% owner of Pyrospace.

During October 1993, a joint venture agreement was signed between the Company and Pyrospace for the establishment of a company (Pyroindustrie S.A.) in France. Pyroindustrie is engaged in the manufacture of initiators for the European air bag market. The Company is an 80% owner of Pyroindustrie.

6. Profit Sharing and Pension Plans
The Company has noncontributory profit sharing and defined contribution pension plans covering all full-time employees. Combined contributions to these plans for the years ended July 31, 1995, 1994, and 1993 were $1,501,958, $1,430,984 and $1,232,671, respectively.

The Company is committed to contribute to the pension plans 5% of participants' eligible annual compensation as defined in the plan documents. Employer contributions to the profit sharing plans are discretionary, but are not to exceed 10% of eligible annual compensation.

                       OEA, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)



7. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 1995 and 1994 are as follows:

                                                       1995           1994
                                                       ----           ----
Current deferred tax liabilities:
  Unbilled receivables .........................     $510,886        $575,188
  Prepaid expenses .............................      175,463         272,333
  Deferred income on DAICEL agreement ..........      370,280         370,280
  Other ........................................       43,538           1,635
                                                       ------           -----
    Total current deferred tax liabilities ......   1,100,167       1,219,436

Long-term deferred tax liabilities:
  Tax over book depreciation ...................    3,731,813       2,957,637
  Research and development asset write-off .....    1,554,566           -
  Deferred income on DAICEL agreement ..........      821,925         849,800
  Other ........................................       13,141          45,985
                                                       ------          ------
   Total long-term deferred tax liabilities ....    6,121,445       3,853,422
                                                    ---------       ---------
     Total deferred tax liabilities ............    7,221,612       5,072,858

Current deferred tax asset:
  Inventory capitalization .....................       22,054         282,732

Long-term deferred tax asset:
  Deferred compensation ........................      349,670         314,428
                                                      -------         -------
     Total deferred tax assets ...................    371,724         597,160
                                                      -------         -------
     Net deferred tax liabilities ..............  $ 6,849,888     $ 4,475,698
                                                  ===========     ===========

                      OEA, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)


7. Income Taxes (continued)
Components of income tax expense (benefit) are as follows:

                                        Current     Deferred     Total
                                      ----------    ---------    ----------
1995:
  Federal ............       $ 11,120,737       $  2,461,113        $ 13,581,850
  State ..............          1,974,161            (86,923)          1,887,238
                                ---------            -------           ---------
                             $ 13,094,898       $  2,374,190        $ 15,469,088
                             ============       ============        ============
1994:
  Federal ............       $  9,473,180       $    (51,740)       $  9,421,440
  State ..............          1,869,038            222,495           2,091,533
                                ---------            -------           ---------
                             $ 11,342,218       $    170,755        $ 11,512,973
                             ============       ============        ============
1993:
  Federal ............       $  6,931,347       $    957,020        $  7,888,367
  State ..............          1,122,325             94,325           1,216,650
                                ---------             ------           ---------
                             $  8,053,672       $  1,051,345        $  9,105,017
                             ============       ============        ============

Actual tax expense for 1995, 1994, and 1993 differs from "expected" tax expense for those years (computed by applying the U.S. federal corporate tax rate of 35% for 1995, 35% for 1994 and 34.5% for 1993 to earnings before income taxes) as follows:

                                              1995      1994         1993
                                              ----      ----         ----

Computed "expected" tax expense          $12,860,854   $10,312,922  $8,168,260
Increases (reductions) in taxes resulting
  from:
   State taxes, net of federal income
     tax benefit                           1,226,705     1,359,496     796,905
 Settlement of environmental matters         787,500         -           -
   Loss from foreign operations              727,300         -           -
   Income tax credits                       (461,074)      (89,748)   (114,431)
 Other                                       327,803       (69,697)    254,283
                                             -------       -------     -------
Actual tax expense                       $15,469,088   $11,512,973  $9,105,017
                                         ===========   ===========  ==========

                       OEA, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

8. Segment Information and Major Customers
The Company operates primarily in two industry segments, automotive and nonautomotive. Financial information for each segment and major customers is summarized as follows:

                                                  1995
                            -------------------------------------------------
                              Automotive    Nonautomotive      Total
                            -------------------------------------------------

Net sales                   $ 90,141,512     $39,069,259     $129,210,771
Operating profit              27,935,374       6,991,332       34,926,706
Identifiable assets          115,910,167      44,991,668      160,901,835
Depreciation expense           6,099,672       1,355,179        7,454,851
Capital expenditures          18,888,367       1,023,916       19,912,283

                                                  1994
                            -------------------------------------------------
                               Automotive     Nonautomotive       Total
                            -------------------------------------------------
Net sales                   $ 67,652,256     $42,240,486     $109,892,742
Operating profit              21,026,298       9,045,161       30,071,459
Identifiable assets           81,435,183      53,879,721      135,314,904
Depreciation expense           3,533,462       1,952,211        5,485,673
Capital expenditures          15,999,897         823,988       16,823,885

                                                  1993
                            -------------------------------------------------
                               Automotive     Nonautomotive       Total
                            -------------------------------------------------
Net sales                   $ 46,295,683     $47,888,510     $ 94,184,193
Operating profit              12,818,618      10,814,227       23,632,845
Identifiable assets           65,932,340      57,245,815      123,178,155
Depreciation expense           2,681,316       1,969,757        4,651,073
Capital expenditures          18,582,725       1,010,333       19,593,058

The automotive segment includes the manufacturing and sales of automotive safety products for both domestic and foreign automobile manufacturers. The nonautomotive segment primarily includes the manufacture and sale of propellant and explosive-actuated devices for the U.S. government and prime contractors of the U.S. government and

                       OEA, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)


8. Segment Information and Major Customers (continued) foreign governments, and also includes the manufacture and sale of similar explosiveactuated devices for commercial aircraft. Customer payments of accounts receivable are reasonably prompt and collateral is not required.

Customers representing 10% or more of consolidated net sales in each of the years 1995, 1994, and 1993 are as follows:

                                       1995     1994   1993
                                    -----------------------
U.S. government agencies                  5%     10%    10%
Morton International                     57%     52%    44%

Accounts receivable are summarized as follows:

                                                 1995       1994
                                              ----------------------
Automotive                                     $14,208,599   $15,003,575
Nonautomotive                                    9,670,896    11,522,383
                                                 ---------    ----------
                                               $23,879,495   $26,525,958
                                               ===========   ===========


9. Commitments and Contingencies
Contract disputes and other claims may arise in connection with government contracts and subcontracts. A substantial portion of the Company's nonautomotive sales for the current and prior years is subject to audit by the Defense Contract Audit Agency. Such audits may occur at any time up to three years after contract completion. In the opinion of the Company's management, a provision for government claims is not necessary.

During December 1994, the Company effected a complete settlement of the previously reported Colorado Department of Health ("CDH") civil action and U.S. Environmental Protection Agency federal criminal investigation. Under the terms of the settlement agreements, the Company agreed to pay fines in the amount of $2,250,000. The Company has paid $2,070,000 and has accrued $180,000, respectively, as of July 31, 1995.

                       OEA, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (continued)




9. Commitments and Contingencies (continued)
The Company has employment agreements with the Chairman of the Board and the President providing for their full-time active service with specified retirement benefits after employment termination. The estimated discounted present value of these retirement benefits has been accrued as of July 31, 1995 and 1994.

The Company has commitments to purchase approximately $20,000,000 of property, plant, and equipment.

10. Quarterly Results of Operations for 1995 and 1994 (Unaudited)

                        October 31    January 31      April 30       July 31
                      ----------------------------------------------------------

1995
----
Net sales ........   $28,015,886   $31,896,677   $33,979,628   $35,318,580
Gross profit .....    10,077,326    10,486,073    12,547,796    12,700,575
Net earnings .....     2,291,782     5,054,785     6,111,397     7,818,246
Earnings per share   $      0.11   $      0.25   $      0.30   $      0.38

1994
----
Net sales ........   $23,620,198   $24,819,906   $29,586,174   $31,866,464
Gross profit .....     7,195,009     7,897,464    10,755,641    12,486,326
Net earnings .....     3,185,365     3,785,750     5,170,887     5,810,517
Earnings per share   $      0.16   $      0.19   $      0.25   $      0.28
