Form 10-Q
period 1995-10-31
OEA INC /DE/
filed 1995-12-15
CIK 73864

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                Securities Exchange Act of 1934

For the Quarterly period ended October 31, 1995

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

         20,497,690 Shares of Common Stock at December 8, 1995.

                         PART I - FINANCIAL INFORMATION





ITEM 1.           Financial Statements




         Index to Financial Statements                            Page No.
                                                                  --------



           Consolidated Condensed Balance Sheets
                  October 31, 1995 (unaudited)
                  and July 31, 1995...............................    2

           Consolidated Condensed Statements
                  of Earnings (unaudited)
                  Three Months Ended
                  October 31, 1995 and 1994.......................    3

           Consolidated Condensed Statements
                  of Cash Flows (unaudited) Three Months
                  Ended October 31, 1995 and 1994.................    4

                                                     OEA, INC.
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       ASSETS

                                                                                                October 31, 1995   July 31, 1995
Current Assets: ...............................................................................     (Unaudited)
     Cash and Cash Equivalents ................................................................   $  19,881,190    $  19,342,034
     Accounts Receivable, Net .................................................................      21,689,587       23,879,495
     Unbilled Costs and Accrued Earnings ......................................................       6,192,500        3,974,500
     Income Taxes Receivable ..................................................................       1,665,108        2,476,800
     Inventories
          Raw Material and Component Parts ....................................................      12,241,993       11,316,265
          Work-in-Process .....................................................................      10,360,268       10,754,339
          Finished Goods ......................................................................       3,096,645        2,586,202
                                                                                                      ---------        ---------
                                                                                                     25,698,906       24,656,806
     Prepaid Expenses and Other Current Assets ................................................         646,056          541,724
                                                                                                        -------          -------

               Total Current Assets ...........................................................      75,773,347       74,871,359
                                                                                                     ----------       ----------
Cash Value of Life Insurance ..................................................................         363,508          363,508
                                                                                                        -------          -------
Property, Plant and Equipment .................................................................     117,161,372      110,721,515
     Less:  Accumulated Depreciation ..........................................................      33,594,743       31,276,450
                                                                                                     ----------       ----------

               Property, Plant and Equipment, .................................................      83,566,629       79,445,065
Net

Long-Term Receivable ..........................................................................       3,000,000        3,000,000
                                                                                                      ---------        ---------
Investment in Foreign Joint Venture ...........................................................       2,876,737        2,829,554
                                                                                                      ---------        ---------
Other Assets ..................................................................................         388,237          392,349
                                                                                                        -------          -------
               Total Assets ...................................................................   $ 165,968,458    $ 160,901,835
                                                                                                  =============    =============


                                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Accounts Payable .........................................................................   $   4,680,166    $   5,769,163
     Accrued Expenses .........................................................................       2,477,985        5,106,831
     Deferred Income ..........................................................................         206,168          206,168
     Federal and State Income Taxes ...........................................................       4,058,031        1,078,113
                                                                                                      ---------        ---------
               Total Current Liabilities ......................................................      11,422,350       12,160,275

Deferred Compensation Payable .................................................................         974,916          944,339

Deferred Income Taxes .........................................................................       5,771,775        5,771,775

Deferred Income ...............................................................................         216,735          216,735
                                                                                                        -------          -------
               Total Liabilities ..............................................................      18,385,776       19,093,124
                                                                                                     ----------       ----------

Minority Interest .............................................................................       1,352,243        1,456,378

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000
shares:
          Issued - 22,019,700 shares ..........................................................       2,201,970        2,201,970
     Additional Paid-In Capital ...............................................................      12,021,633       12,012,450
     Retained Earnings ........................................................................     132,936,847      126,849,357

          Less:  Cost of Treasury Shares, 1,528,797 and 1,533,072..............................      (1,865,703)      (1,869,483)
     Equity Adjustment from Translation .......................................................         935,692        1,158,039
                                                                                                        -------        ---------
               Total Stockholders' Equity .....................................................     146,230,439      140,352,333
                                                                                                    -----------      -----------

               Total Liabilities and Stockholders' Equity......................................   $ 165,968,458    $ 160,901,835
                                                                                                  =============    =============

                                           OEA, INC.

                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)



                                                              Three Months Ended October 31,
                                                                   1995            1994


Net Sales ..................................................   $ 34,569,386    $ 28,015,886

Cost of Sales ..............................................     22,517,106      17,938,560
                                                                 ----------      ----------

          Gross Profit .....................................     12,052,280      10,077,326

General and Administrative Expenses ........................      1,632,319       1,457,584

Research and Development Expenses ..........................        769,476         573,133
                                                                    -------         -------

          Operating Profit .................................      9,650,485       8,046,609

Other Income (Expense):

     Interest Income .......................................        315,513          94,473
     Interest Expense ......................................        (13,004)        (13,709)
     Other, Net ............................................       (125,150)       (413,950)
     Expenses from Settlement of Environmental Matters .. (1)            --      (2,250,000)
                                                                   --------      -----------

                                                                    177,359      (2,583,186)

          Earnings Before Minority Interest and Income Taxes      9,827,844       5,463,423

     Minority Interest in Net Loss/(Gain) of Consolidated ..
     Subsidiary                                                      (3,639)         97,401
                                                                     -------         ------

          Earnings Before Income Taxes .....................      9,824,205       5,560,824

Federal and State Income Tax Expense .......................      3,736,716       3,269,042
                                                                  ---------       ---------


          Net Earnings .....................................   $  6,087,489    $  2,291,782
                                                               ============    ============



          Earnings Per Share ...............................   $       0.30    $       0.11
                                                               ============    ============




Weighted Average Number of Shares Outstanding ..............     20,487,872      20,468,163
                                                                 ==========      ==========




Note:       (1)  On December 13, 1994, the Company reached a final settlement in its environmental litigation in the net amount of $2,250,000.

                                            OEA, INC.

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)




                                                                     Three Months Ended October 31,
                                                                       1995                 1994

     Operating Activities:
          Net Earnings .........................................   $  6,087,489    $  2,291,782
          Adjustments to reconcile net earnings to net
            cash provided by operating activities:
          Undistributed (earnings)/loss of foreign joint venture        (47,183)         12,162
          Depreciation and amortization ........................      2,412,874       1,488,532
          Increase in deferred compensation payable.............         30,577          15,189
          Loss on disposal of property, plant and equipment.....         49,685         122,388
          Changes in operating assets and liabilities:
               Accounts receivable .............................      2,956,896       7,754,275
               Unbilled costs and accrued earnings..............     (2,218,000)     (2,766,379)
               Inventories .....................................     (1,056,695)        327,327
               Prepaid expenses and other ......................       (105,060)        221,431
               Accounts payable and accrued expenses............     (3,677,985)     (3,697,993)
               Minority interest in gain/(loss) of consolidated
               subsidiary.........................................        3,639         (97,401)
               Settlement of Environmental Litigation ............           --       2,250,000
               Income taxes payable ..............................    2,979,918       2,829,040
                                                                      ---------       ---------

                    Net cash provided by operating activities.....    7,416,155      10,750,353


     Investing activities:

          Additions/(reductions) to investments in and advances        (107,775)             --
          to affiliates
          Capital expenditures .................................     (6,734,723)     (3,318,793)
          Proceeds from sale of property, plant, and equipment .         12,800          20,099
          Decrease in Investment of Foreign Joint Venture.......             --         100,000
          Decrease in other assets, net ........................          4,114           4,114
                                                                          -----           -----

                    Net cash used in investing activities.......     (6,825,584)     (3,194,580)


     Financing activities:

          Purchases of common stock for treasury ...............             --              --
          Proceeds from issuance of treasury stock..............         12,963          38,317
                                                                         ------          ------

                    Net cash provided by financing activities...         12,963          38,317

                    Effect of exchange rate changes on cash ....        (64,378)             --
                                                                        -------          ------

                    Net increase in cash and cash equivalents...        539,156       7,594,090

     Cash and cash equivalents at beginning of period...........     19,342,034       4,820,669
                                                                     ----------       ---------

     Cash and cash equivalents at end of period ................   $ 19,881,190    $ 12,414,759
                                                                   ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:




                                                         Comparisons of
                                                         --------------
                                                          Three Months
                                                 Ended October 31, 1995 and 1994
                                                        Increase (Decrease)
                                                  ------------------------------
Net Sales ..................................         $6,553,500         23.4%

Cost of Sales ..............................          4,578,546         25.5%

General and Administrative
     Expenses ..............................            174,735         12.0%

Research and Development
     Expenses ..............................            196,343         34.3%

Net Earnings ...............................          3,795,707        165.6%








NET SALES
---------
         The 23.4% increase in sales for the three months ended October 31, 1995, as compared to the prior-year period, was the result of increased sales in both the automotive segment and the nonautomotive segment. Sales for the automotive segment continued to increase due to increased demand for driver and passenger side air bags for both domestic and foreign automobile manufacturers. First quarter sales for the automotive segment increased 28.0% to $24,851,400, as compared to the prior-year period. Current year automotive sales are projected to continue this strong growth over last year. Sales for the nonautomotive segment over prior-year increased 12.9% for the three months ended October 31, 1995, as compared to the prior-year period. Nonautomotive sales for fiscal year 1996 are expected to be higher than fiscal year 1995.


COST OF SALES
-------------
         Cost of sales increased by 25.5% for the three months ended October 31, 1995, as compared to the prior-year period. This was primarily attributed to the increased sales of the automotive segment. Cost of sales was further increased by production costs associated with Pyroindustrie, OEA's new automotive subsidiary in France, which began deliveries of air bag initiators late in the second quarter of fiscal year 1995, and by start-up costs associated with OEA's passenger-side hybrid inflator, which is expected to begin high volume production in the third quarter of the current fiscal year.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
         General and Administrative expenses increased by $174,700 for the three months ended October 31, 1995, as compared to the prior-year period. The increase for the current period is primarily due to expenses associated with the Pyroindustrie facility in France, which was not operational in the prior-year period.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
         Research and Development costs were $769,500 for the three months ended October 31, 1995, as compared to $573,100 for the prior-year period. These costs are expected to continue to increase for the remainder of fiscal year 1996 due to continued development of passenger, driver and side-impact hybrid inflators.

NET EARNINGS
------------
         The increase in net earnings of $3,795,700 for the three months ended October 31, 1995, as compared to the prior-year period, is primarily attributable to last year's settlement of the Company's environmental matters in the net amount of $2,250,000, and to increased earnings from operations in both the automotive and nonautomotive segments.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         The Company's working capital at October 31, 1995, increased to $64,351,000. During the three-month period ended October 31, 1995, the Company made capital expenditures totaling approximately $6,734,700 which were funded from operations. The Company maintains an $8,000,000 Revolving Credit Agreement with its principal bank and at October 31, 1995, had no outstanding balance against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and, when necessary, borrowings from the agreement mentioned above, which can be increased when required.

Foreign Currency Translation
----------------------------
         Assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency is used as the functional currency for the subsidiary. A translation adjustment results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of earnings.

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month period ended October 31, 1995.

Refer to the Company's annual financial statements for the year ended July 31, 1995, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed except as a result of normal transactions in the interim.

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




                                                OEA, INC.
                                               (Registrant)






   December 14, 1995
           Date                                Paul J. Martin
                                               Vice President/Treasurer






   December 14, 1995
           Date                                Ahmed D. Kafadar
                                               Chairman and
                                               Chief Executive Officer