Form 10-Q
period 1996-01-31
OEA INC /DE/
filed 1996-03-08
CIK 73864

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                 Securities Exchange Act of 1934

For the Quarterly period ended January 31, 1996

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

       20,498,190 Shares of Common Stock at March 5, 1996.

                      PART I - FINANCIAL INFORMATION





ITEM 1.           Financial Statements




Index to Financial Statements                                     Page No.




           Consolidated Condensed Balance Sheets
                  January 31, 1996 (unaudited)
                  and July 31, 1995...............................    2

           Consolidated Condensed Statements
                  of Earnings (unaudited)
                  Three Months and Six Months
                  Ended January 31, 1996 and 1995.................    3

           Consolidated Condensed Statements
                  of Cash Flows (unaudited) Six Months
                  Ended January 31, 1996 and 1995.................    4

                                      OEA, INC.
                                    -------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                                                                       January 31, 1996   July 31, 1995
                                                                                       ----------------   -------------
                                                                                          (Unaudited)
Current Assets:

     Cash and Cash Equivalents                                                        $   6,931,464    $  19,342,034
     Accounts Receivable, Net                                                            21,879,438       23,879,495
     Unbilled Costs and Accrued Earnings                                                  8,130,600        3,974,500
     Income Taxes Receivable                                                              1,015,108        2,476,800
     Inventories
          Raw Material and Component Parts                                               13,946,290       11,316,265
          Work-in-Process                                                                11,576,758       10,754,339
          Finished Goods                                                                  4,396,920        2,586,202
                                                                                      -------------    -------------
                                                                                         29,919,968       24,656,806
     Prepaid Expenses and Other Current Assets                                              557,823          541,724
                                                                                      -------------    -------------

               Total Current Assets                                                      68,434,401       74,871,359
                                                                                      -------------    -------------

Cash Value of Life Insurance                                                                363,508          363,508
                                                                                      -------------    -------------

Property, Plant and Equipment                                                           125,250,237      110,721,515
     Less:  Accumulated Depreciation                                                     36,090,935       31,276,450
                                                                                      -------------    -------------

               Property, Plant and Equipment, Net                                        89,159,302       79,445,065

Long-Term Receivable                                                                      3,000,000        3,000,000

Investment in Foreign Joint Venture                                                       2,964,694        2,829,554

Other Assets                                                                                928,283          392,349
                                                                                      -------------    -------------

               Total Assets                                                           $ 164,850,188    $ 160,901,835
                                                                                      =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                                                 $   6,088,627    $   5,769,163
     Accrued Expenses                                                                     3,924,636        5,106,831
     Deferred Income                                                                        206,168          206,168
     Federal and State Income Taxes                                                         866,796        1,078,113
                                                                                            -------        ---------

               Total Current Liabilities                                                 11,086,227       12,160,275

Deferred Compensation Payable                                                             1,005,491          944,339

Deferred Income Taxes                                                                     5,771,775        5,771,775

Deferred Income                                                                             216,735          216,735
                                                                                            -------          -------

               Total Liabilities                                                         18,080,228       19,093,124
                                                                                         ----------       ----------

Minority Interest in Consolidated Subsidiary                                                   --          1,456,378

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                                      2,201,970        2,201,970
     Additional Paid-In Capital                                                          12,266,438       12,012,450
     Retained Earnings                                                                  133,970,540      126,849,357

          Less:  Cost of Treasury Shares, 1,521,510 and 1,533,072                        (2,011,551)      (1,869,483)
     Equity Adjustment from Translation                                                     342,563        1,158,039
                                                                                            -------        ---------

               Total Stockholders' Equity                                               146,769,960      140,352,333
                                                                                        -----------      -----------

               Total Liabilities and Stockholders' Equity                             $ 164,850,188    $ 160,901,835
                                                                                      =============    =============

                                    OEA, INC.
                                  -------------
         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)




                                                                      Three Months Ended January 31,   Six Months Ended January 31,
                                                                           1996           1995              1996            1995
                                                                        -------------  -------------   -------------   -------------

Net Sales ...........................................................   $ 36,738,105    $ 31,896,677    $ 71,307,491   $ 59,912,563

Cost of Sales .......................................................     22,813,563      21,410,604      45,330,669     39,349,164
                                                                          ----------      ----------      ----------     ----------

          Gross Profit ..............................................     13,924,542      10,486,073      25,976,822     20,563,399

General and Administrative Expenses .................................      1,883,216       1,601,310       3,515,535      3,058,894

Research and Development Expenses ...................................      2,088,795         895,163       2,858,271      1,468,296
                                                                           ---------         -------       ---------      ---------

          Operating Profit ..........................................      9,952,531       7,989,600      19,603,016     16,036,209


Other Income (Expense):

     Interest Income ................................................        228,701          96,903         544,214        191,376
     Interest Expense ...............................................        (57,059)         (8,001)        (70,063)       (21,710)
     Other, Net .....................................................        (86,403)         53,586        (211,553)      (360,364)
     Expenses From Settlement of Environmental Matters (1) ..........           --              --              --       (2,250,000)
                                                                         ------------    ------------    ------------    ----------

                                                                              85,239         142,488         262,598     (2,440,698)
                                                                             ------         -------         -------       ---------

     Earnings Before Minority Interest and Income Taxes                   10,037,770       8,132,088       9,865,614     13,595,511

     Minority Interest in Net Loss of Consolidated Subsidiary .......         28,233          87,375          24,594        184,776
                                                                              ------          ------          ------        -------

          Earnings Before Income Taxes ..............................     10,066,003       8,219,463      19,890,208     13,780,287

Federal and State Income Tax Expense ................................      3,908,022       3,164,678       7,644,738      6,433,720
                                                                           ---------       ---------       ---------      ---------


          Net Earnings ..............................................  $   6,157,981     $ 5,054,785    $ 12,245,470 $    7,346,567
                                                                       =============     ===========    ============ ==============


          Earnings Per Share ........................................  $        0.30     $      0.25    $      0.60   $        0.36
                                                                       =============     ===========    ===========   =============

Weighted Average Number of Shares Outstanding .......................     20,495,789     20,482,045     20,491,894      20,475,105
                                                                          ==========     ==========     ==========      ==========



Note:  (1)  On December 13, 1994, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000.

                                     OEA, INC.
                                  -------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                   Six Months Ended January 31,
                                                                                       1996            1995
                                                                                   ------------    ------------
Operating Activities:

     Net Earnings ..............................................................   $ 12,245,470    $  7,346,567
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
     Undistributed earnings of foreign joint venture ...........................       (135,140)       (172,966)
     Depreciation and amortization .............................................      5,011,949       3,152,753
     Increase in deferred compensation payable .................................         61,152          30,378
     Loss on disposal of property, plant and equipment .........................         94,331         282,671
     Changes in operating assets and liabilities:
          Accounts receivable ..................................................      3,376,498       2,402,086
          Unbilled costs and accrued earnings ..................................     (4,156,100)     (1,372,579)
          Inventories ..........................................................     (5,361,468)      2,827,181
          Prepaid expenses and other ...........................................        (18,398)         17,024
          Accounts payable and accrued expenses ................................       (682,718)       (658,364)
          Minority interest in loss of consolidated subsidiary .................        (24,594)           --
          Income taxes payable .................................................       (211,317)         89,743
                                                                                       --------          ------

               Net cash provided by operating activities .......................     10,199,665      13,944,494


Investing activities:

     Additions/(reductions) to investments in and advances to affiliates             (1,324,010)        907,345
     Capital expenditures ......................................................    (15,458,629)    (10,699,778)
     Proceeds from sale of property, plant, and equipment ......................         12,800          44,949
     Decrease in investment of foreign joint venture ...........................           --           100,000
     Decrease/(increase) in other assets, net ..................................       (535,933)          8,225
                                                                                       --------           -----

               Net cash used in investing activities ...........................    (17,305,772)     (9,639,259)


Financing activities:

     Purchases of common stock for treasury ....................................       (164,459)           --
     Proceeds from issuance of treasury stock ..................................        276,378         125,269
     Payment of dividends ......................................................     (5,124,289)     (4,096,415)
                                                                                     ----------      ----------

               Net cash provided by financing activities .......................     (5,012,370)     (3,971,146)

               Effect of exchange rate changes on cash .........................       (292,093)        253,343
                                                                                       --------         -------

               Net increase/(decrease) in cash and cash equivalents                 (12,410,570)        587,432

Cash and cash equivalents at beginning of period ...............................     19,342,034       4,820,669
                                                                                     ----------       ---------

Cash and cash equivalents at end of period .....................................   $  6,931,464    $  5,408,101
                                                                                   ============    ============

                                 -4-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:


                                                                  Comparisons of
                                             -----------------------------------------------------------
                                                 Three Months                            Six Months
                                               Ended January 31,                      Ended January 31,
                                                1996 and 1995                           1996 and 1995
                                             Increase (Decrease)                     Increase (Decrease)
                                             -------------------                     -------------------

Net Sales .........................   $4,841,428              15.2%              11,394,928               19.0%

Cost of Sales .....................    1,402,959               6.6%               5,981,505               15.2%

General and Administrative Expenses      281,906              17.6%                 456,641               14.9%

Research and Development Expenses .    1,193,632             133.3%               1,389,975               94.7%


Net Earnings ......................    1,103,196              21.8%               4,898,903               66.7%




NET SALES

         The 15.2% increase in sales for the three months ended January 31, 1996, and the 19.0% increase for the six months ended January 31, 1996, as compared to prior-year periods, were the result of increased sales in the automotive segment which were partially offset by decreased sales in the nonautomotive segment. Sales for the automotive segment continued to increase due to increased demand for air bags for both domestic and foreign automobile manufacturers. Second quarter sales for the automotive segment increased 28.0% from $21,125,200 to $27,040,300 and first-half sales increased 28.0% from $40,533,400 to $51,891,600, as compared to prior-year periods. Current year automotive sales are projected to continue this strong growth over last year. Sales for the nonautomotive segment decreased by 10.0% for the second quarter and remained flat for the first half. Nonautomotive sales for fiscal year 1996 are expected to be higher than fiscal year 1995 sales, due to an increase in backlog.


COST OF SALES

         Cost of sales increased by 6.6% for the three months ended January 31, 1996, and 15.2% for the six months ended January 31, 1996, as compared to the prior-year periods. These increases were primarily attributed to the increased sales of the automotive segment. Costs were further impacted by production costs associated with Pyroindustrie S.A., OEA's automotive subsidiary in France, which began deliveries of air bag initiators in February 1995, and by start-up costs associated with OEA's passenger-side hybrid inflator, which is expected to begin high volume production in the third quarter of the current fiscal year. The cost of sales, as a percentage of sales, were as follows:

         Three Months ended January 31, 1995 and 1996     67.1% to 62.1%
         Six Months ended January 31, 1995 and 1996       65.7% to 63.6%


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $281,900 for the three months ended January 31, 1996, and increased by $456,600 for the six months ended January 31, 1996, as compared to the prior-year periods. The increases for the current periods are primarily due to expenses associated with the Pyroindustrie facility in France, which was not operational in the prior-year period, and to start-up costs associated with OEA's passenger-side hybrid inflator. The expenses, as a percentage of sales, were as follows:

         Three Months ended January 31, 1995 and 1996              5.0% to 5.1%
         Six Months ended January 31, 1995 and 1996                5.1% to 4.9%

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs increased by $1,193,600 for the three months ended January 31, 1996, and $1,390,000 for the six months ended January 31, 1996, as compared to the prior-year periods. These costs are expected to remain at a high level for the remainder of fiscal year 1996 due to continued development of passenger, driver and side-impact hybrid inflators.


NET EARNINGS

         Net earnings increased $1,103,200 for the three months ended January 31, 1996, and $4,898,900 for the six months ended January 31, 1996, as compared to prior-year periods. The increase during the second quarter resulted primarily from increased sales in the automotive segment. The increase in the first half was further impacted by the settlement of the Company's environmental matters in the amount of $2,250,000 in the prior-year period. Earnings are expected to increase in the second half consistent with fiscal year 1996 goals.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased during the quarter to $57,348,200. During the six-month period ended January 31, 1996, the Company made capital expenditures totaling approximately $15,458,600 which were funded principally from operations. The Company maintains an $8,000,000 Revolving Credit Agreement with its principal bank and at January 31, 1996, had no outstanding balance against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and, when necessary, borrowings from the agreement mentioned above, which can be increased when required.


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

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and the six-month periods ended January 31, 1996.

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

                  None


Item 3.           Defaults on Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Company's annual stockholders' meeting held on January 12, 1996, nine directors were elected and the proposed Nonemployee Directors' Stock Option Plan (the "Plan") was adopted.

                  The Plan provides for awards of stock options to be made in respect of a maximum of 50,000 shares of Common Stock, subject to adjustment for capital changes. Shares in respect to which grants are made may be either authorized but unissued shares of Common Stock or issued shares reacquired by and held in treasury, or both. Shares of Common Stock that are subject to options that expire, terminate or are annulled for any reason without having been exercised or are forfeited prior to becoming exercisable will return to the pool of such shares available for grant under the Plan. A detailed description of the Plan was included in and is incorporated by reference from the Registrant's definitive proxy statement for its 1996 annual shareholders meeting which was filed with the Securities and Exchange Commission on December 8, 1995.

                       Results of Shareholders' Voting at Annual Meeting


                                                                                  Votes Cast
                                                                                                           No Proxy   Total Shares
Directors Elected: ...........................................................For       Against  Withheld  Received   Outstanding
   Ahmed D. Kafadar, Chairman ...........................................17,074,661      --     16,777     3,404,065   20,495,503
   Charles B.  Kafadar ..................................................17,074,661      --     16,777     3,404,065   20,495,503
   Ralph A.L. Bogan, Jr ................................................ 17,074,661      --     16,777     3,404,065   20,495,503
   James R. Burnett .................................................... 17,074,661      --     16,777     3,404,065   20,495,503
   Lewis W. Watson ..................................................... 17,074,661      --     16,777     3,404,065   20,495,503
   Philip E. Johnson ................................................... 17,074,661      --     16,777     3,404,065   20,495,503
   George S. Ansell .................................................... 17,074,661      --     16,777     3,404,065   20,495,503
   Robert J. Schultz ................................................... 17,074,661      --     16,777     3,404,065   20,495,503
   Erwin H. Billig ..................................................... 17,074,661      --     16,777     3,404,065   20,495,503

                                                                                                           No Proxy   Total Shares
                                                                            For       Against   Abstain    Received   Outstanding

   Nonemployee Directors' Stock .........................................16,679,609   346,483   65,346     3,404,065   20,495,503
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




                                                               OEA, INC.
                                                             (Registrant)






     March 8, 1996
     Date                                              Paul J. Martin
                                                       Vice President/Treasurer






     March 8, 1996
     Date                                              Charles B. Kafadar
                                                       President