Form 10-Q
period 1996-04-30
OEA INC /DE/
filed 1996-06-14
CIK 73864

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                Securities Exchange Act of 1934

For the Quarterly period ended April 30, 1996

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

             20,512,705 Shares of Common Stock at June 10, 1996.

             PART I - FINANCIAL INFORMATION





ITEM 1.           Financial Statements




         Index to Financial Statements                           Page No.
                                                                 --------



           Consolidated Condensed Balance Sheets
                  April 30, 1996 (unaudited)
                  and July 31, 1995...............................  2

           Consolidated Condensed Statements
                  of Earnings (unaudited)
                  Three Months and Nine Months
                  Ended April 30, 1996 and 1995...................  3

           Consolidated Condensed Statements
                  of Cash Flows (unaudited) Nine Months
                  Ended April 30, 1996 and 1995...................  4

                                    OEA, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS

                                                                         April 30, 1996      July 31, 1995
                                                                         --------------      -------------
                                                                           (Unaudited)
Current Assets:
     Cash and Cash Equivalents ......................................... $   1,204,830       $  19,342,034
     Accounts Receivable, Net ..............................................26,221,959          23,879,495
     Unbilled Costs and Accrued Earnings ................................... 6,977,000           3,974,500
     Income Taxes Receivable ................................................   --               2,476,800
     Inventories
          Raw Material and Component Parts .................................14,739,316          11,316,265
          Work-in-Process ..................................................14,849,344          10,754,339
          Finished Goods ....................................................5,036,839           2,586,202
                                                                            ----------           ---------
                                                                            34,625,499          24,656,806
     Prepaid Expenses and Other Current Assets ................................375,875             541,724
                                                                              --------             -------

               Total Current Assets ........................................69,405,163          74,871,359
                                                                           -----------          ----------

Cash Value of Life Insurance ..................................................400,989             363,508
                                                                              --------             -------

Property, Plant and Equipment .............................................133,542,879         110,721,515
     Less:  Accumulated Depreciation .......................................38,328,608          31,276,450
                                                                           -----------          ----------
               Property, Plant and Equipment, Net ..........................95,214,271          79,445,065

Long-Term Receivable ........................................................3,000,000           3,000,000

Investment in Foreign Joint Venture .........................................3,040,470           2,829,554

Other Assets ................................................................1,096,183             392,349
                                                                            ----------             -------

               Total Assets .............................................$ 172,157,076       $ 160,901,835
                                                                         =============       =============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable ...................................................$   5,189,908        $   5,769,163
     Notes Payable ..........................................................1,000,000               --
     Accrued Expenses .......................................................3,312,430            5,106,831
     Deferred Income ..........................................................206,168              206,168
     Federal and State Income Taxes .........................................2,302,990            1,078,113
                                                                            ----------            ---------

               Total Current Liabilities ...................................12,011,496           12,160,275

Deferred Compensation Payable .................................................944,339              944,339

Deferred Income Taxes .......................................................5,771,775            5,771,775

Deferred Income ...............................................................216,735              216,735
                                                                              --------              -------

               Total Liabilities ...........................................18,944,345           19,093,124
                                                                           -----------           ----------
Minority Interest in Consolidated Subsidiary ...............................    --                1,456,378

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares ........................................2,201,970            2,201,970
     Additional Paid-In Capital ............................................12,401,327           12,012,450
     Retained Earnings ....................................................140,542,691          126,849,357

          Less:  Cost of Treasury Shares, 1,510,066 and 1,533,072 ..........(2,102,665)          (1,869,483)
     Equity Adjustment from Translation .......................................169,408            1,158,039
                                                                              --------            ---------

               Total Stockholders' Equity .................................153,212,731          140,352,333
                                                                          ------------          -----------

               Total Liabilities and Stockholders' Equity ...............$ 172,157,076        $ 160,901,835
                                                                         =============        =============

                           OEA, INC.
   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)




                                                                  Three Months Ended April 30,    Nine Months Ended April 30,
                                                                     1996            1995             1996            1995
                                                                  ------------    ------------   -------------    ------------

Net Sales .................................................... $    35,907,188    $ 33,979,628    $107,214,679    $ 93,892,191

Cost of Sales .................................................     21,879,025      21,431,832      67,209,694      60,780,996
                                                                    ----------      ----------      ----------      ----------

          Gross Profit ........................................     14,028,163      12,547,796      40,004,985      33,111,195

General and Administrative Expenses ...........................      1,606,184       1,534,895       5,121,719       4,593,789

Research and Development Expenses .............................      2,726,124         819,689       5,584,395       2,287,985
                                                                     ---------         -------       ---------       ---------

          Operating Profit ....................................      9,695,855      10,193,212      29,298,871      26,229,421


Other Income (Expense):

     Interest Income ..........................................         98,607         105,876         642,821         297,252
     Interest Expense .........................................           (190)         (2,407)        (70,253)        (24,117)
     Other, Net ...............................................        222,059        (121,687)         10,506        (482,051)
     Expenses From Settlement of Environmental Matters (Note 1)           --              --              --        (2,250,000)
     Minority Interest in Net Loss of Consolidated Subsidiary             --           206,512          24,594         391,288
                                                                      --------         -------          ------         -------

                                                                       320,476         188,294         607,668      (2,067,628)
                                                                       -------         -------         -------       ----------

          Earnings Before Income Taxes ........................     10,016,331      10,381,506      29,906,539      24,161,793

Federal and State Income Tax Expense ..........................      3,434,587       4,270,109      11,079,325      10,703,829
                                                                     ---------       ---------      ----------      ----------


          Net Earnings ........................................   $  6,581,744    $  6,111,397    $ 18,827,214    $ 13,457,964
                                                                  ============    ============   =============    ============



          Earnings Per Share ..................................  $       0.32     $      0.30     $        .92    $      0.66
                                                                 ============     ===========     ============    ===========


Weighted Average Number of Shares Outstanding .................    20,502,645      20,483,974       20,495,394     20,477,996
                                                                   ==========      ==========       ==========     ==========



Note:  (1)  On December 13, 1994, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000.














                              OEA, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                          Nine Months Ended April 30,
                                                                           1996               1995
                                                                      -------------      --------------

Operating Activities:

     Net Earnings .................................................   $ 18,827,214    $ 13,457,964
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
     Undistributed earnings of foreign joint venture ..............       (210,916)       (181,269)
     Minority interest in consolidated subsidiary .................           --           838,187
     Depreciation and amortization ................................      7,521,176       5,193,784
     Increase in deferred compensation payable ....................           --            91,728
     Loss on disposal of property, plant and equipment ............        146,549         327,540
     Changes in operating assets and liabilities:
          Accounts receivable .....................................          6,023       5,220,972
          Unbilled costs and accrued earnings .....................     (3,002,500)       (702,879)
          Inventories .............................................    (10,111,766)      3,765,453
          Prepaid expenses and other ..............................        161,244         289,291
          Accounts payable and accrued expenses ...................     (2,189,098)       (283,976)
          Minority interest in loss of consolidated subsidiary ....        (24,594)           --
          Income taxes payable ....................................      1,224,877        (181,122)
                                                                         ---------        --------

               Net cash provided by operating activities ..........     12,348,209      27,835,673
                                                                        ----------      ----------


Investing activities:

     Additions to investments in and advances to affiliates .......     (1,324,010)           --
     Capital expenditures .........................................    (24,218,149)    (15,467,774)
     Proceeds from sale of property, plant, and equipment .........         36,000          64,949
     Decrease in investment in foreign joint venture ..............           --           100,000
     Increase in cash value of life insurance .....................        (37,481)           --
     (Increase) decrease in other assets, net .....................       (713,425)         38,400
                                                                          --------          ------

               Net cash used in investing activities ..............    (26,257,065)    (15,264,425)
                                                                       -----------     -----------


Financing activities:

     Bank borrowings ..............................................      1,000,000            --
     Purchases of common stock for treasury .......................       (275,310)           --
     Proceeds from issuance of treasury stock .....................        431,003         133,923
     Payment of dividends .........................................     (5,124,289)     (4,096,415)
                                                                        ----------      ----------

               Net cash used in financing activities ..............     (3,968,596)     (3,962,492)
                                                                        ----------      ----------

               Effect of exchange rate changes on cash ............       (259,752)        932,514

               Net increase (decrease) in cash and cash equivalents    (17,877,452)      8,608,756

Cash and cash equivalents at beginning of period ..................     19,342,034       4,820,669
                                                                        ----------       ---------

Cash and cash equivalents at end of period ........................   $  1,204,830    $ 14,361,939
                                                                      ============    ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:




                                                                         Comparisons of
                                             ---------------------------------------------------------------
                                                           Three Months                     Nine Months
                                                          Ended  April 30,                Ended  April 30,
                                                           1996 and 1995                   1996 and 1995
                                                        Increase (Decrease)              Increase (Decrease)
                                                        --------------------             -------------------

Net Sales .................................              $1,927,560      5.7%             13,322,488   14.2%

Cost of Sales .............................                 447,193      2.1%              6,428,698   10.6%

General and
Administrative
Expenses ..................................                  71,289      4.6%               527,930    11.5%

Research and
Development
Expenses ..................................               1,906,435    232.6%             3,296,410   144.1%


Net Earnings ..............................                 470,347      7.7%             5,369,250    39.9%



NET SALES

         The 5.7% increase in sales for the three months ended April 30, 1996, and the 14.2% increase for the nine months ended April 30, 1996, as compared to prior-year periods, were the result of increased sales in the automotive segment which were partially offset by decreased sales in the nonautomotive segment. Sales for the automotive segment continued to increase due to increased demand for initiators, gas generators and inflators for air bags for both domestic and foreign automobile manufacturers. Third quarter sales for the automotive segment increased 15.6% from $24,989,300 to $28,890,100 and nine-month sales increased 23.3% from $65,522,700 to $80,781,700, as compared to prior-year periods. Sales for the nonautomotive segment decreased by 21.9% and 6.8% for the third quarter and the nine months, respectively, largely due to an accident and a voluntary shut down of certain operations for a one month period in our Aerospace subsidiary during the third quarter. Normal operations and shipments have resumed.


COST OF SALES

         Cost of sales increased by 2.1% for the three months ended April 30, 1996, and 10.6% for the nine months ended April 30, 1996, as compared to the prior-year periods. These increases were primarily attributed to the increased sales of the automotive segment. Costs were further impacted by start-up costs associated with OEA's passenger-side hybrid inflator, which began high volume production in the third quarter of the current fiscal year. The cost of sales, as a percentage of sales, were as follows:

         Three  Months  ended April 30, 1995 and 1996   63.1% to 60.9%
         Nine Months ended April 30, 1995 and 1996      64.7% to 62.7%


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $71,289 for the three months ended April 30, 1996, and by $527,930 for the nine months ended April 30, 1996, as compared to the prior-year periods. The increases for the current periods were primarily due to start-up costs associated with OEA's passenger-side hybrid inflator. The general and administrative expenses, as a percentage of sales, were as follows:

         Three Months ended April 30, 1995 and 1996 4.5% to 4.5%
         Nine Months ended April 30, 1995 and 1996  4.9% to 4.8%

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs increased by $1,906,435 for the three months ended April 30, 1996, and $3,296,410 for the nine months ended April 30, 1996, as compared to the prior-year periods. These costs are expected to remain at a high level for the remainder of fiscal year 1996 due to continued development of passenger, driver and side-impact hybrid inflators.


NET EARNINGS

         Net earnings increased $470,347 for the three months ended April 30, 1996, and $5,369,250 for the nine months ended April 30, 1996, as compared to prior-year periods. The increase during the third quarter resulted primarily from increased sales in the automotive segment. The increase for the nine months was further impacted by the settlement of the Company's environmental matters in the amount of $2,250,000 in the prior-year period. Earnings are expected to increase in the fourth quarter consistent with fiscal year 1996 goals.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased during the quarter to $57,393,700. During the nine-month period ended April 30, 1996, the Company made capital expenditures totaling approximately $24,218,100 which were funded principally from operations. The Company maintains an $8,000,000 Revolving Credit Agreement with its principal bank and at April 30, 1996, had a $1,000,000 outstanding balance against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and borrowings from the agreement mentioned above, which can be increased when required.


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

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and the nine-month periods ended April 30, 1996.

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

                  None


Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           The Registrant filed a current report on Form 8-K dated February 21, 1996 reporting information under
                           Item 5.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    OEA, INC.
                                                  (Registrant)






      June 13, 1996
          Date                                    Paul J. Martin
                                                  Vice President/Treasurer






      June 13, 1996
          Date                                     Charles B. Kafadar
                                                   President