Form 10-K
period 1996-07-31
OEA INC /DE/
filed 1996-10-30
CIK 73864

OEA, INC.

                                                     FORM 10-K




                                          Fiscal Year Ended July 31, 1996

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 1996.

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

 Common Stock, Par Value $0.10              New York Stock Exchange
--------------------------------           -------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 21, 1996. Common Stock, $.10 par value - $602,712,950.

The number of shares outstanding of the issuer's classes of common stock as of October 21, 1996. Common Stock $.10 par value - 20,538,444.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held January 10, 1997, are incorporated by reference into Part III.

                                                    PART I

ITEM 1 - BUSINESS

General Development of Business

OEA, Inc. ("Registrant" or the "Company") was organized as a Delaware business corporation on October 1, 1969. Its predecessor, Ordnance Engineering Associates, Inc., an Illinois corporation, was organized on July 13, 1957, and was merged into the Registrant on December 3, 1969. OEA, Inc. consists of the OEA Automotive Safety Products Divisions, OEA Aerospace, Inc., Pyroindustrie S.A. and Pyrospace S.A. (45% ownership). OEA Automotive Safety Products consists of the Automotive Initiator Division - Denver, the Automotive Initiator Division
- Utah, and the Hybrid Inflator Division. Effective August 1, 1996, the Hybrid Gas Generator Division was merged into the Hybrid Inflator Division.

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

Pyroindustrie S.A. was incorporated on June 21, 1994, in France as a joint venture (80% OEA, Inc., 20% Pyrospace S.A.) with Pyrospace. On January 1, 1996, OEA, Inc. purchased the remaining 20% ownership from Pyrospace S.A. and Pyroindustrie S.A. now operates as a wholly owned subsidiary of OEA, Inc. Its facility is collocated with Pyrospace in Les Mureaux, 25 miles northwest of Paris.

There has been no material change in the mode of business conducted by the Registrant or its above-named subsidiaries and divisions during fiscal year 1996, except as mentioned above.

Financial Information about Industry Segments




                                                      FY 1996             FY 1995              FY 1994
                                                      -------             -------              -------

Sales to Unaffiliated Customers

             Automotive                         $      115,586,930  $       90,141,512   $       67,652,256
             Nonautomotive                              37,222,579          39,069,259           42,240,486
                                                ------------------  ------------------   ------------------

                          Total                 $      152,809,509  $      129,210,771   $      109,892,742
                                                ==================  ==================   ==================




Inter-Segment Sales or Transfers

             Automotive                         $          122,719  $          120,532   $            3,500
             Nonautomotive                                 139,524             117,061               81,916
                                                  -----------------  ------------------    -----------------

                          Total                 $          262,243  $          237,593   $           85,416
                                                  =================  =================     =================



Operating Profit

             Automotive                         $       33,283,955  $       27,935,374   $       21,026,298
             Nonautomotive                               5,782,314           6,991,332            9,045,161
                                                  -----------------  ------------------    -----------------

                          Total                 $       39,066,269  $       34,926,706   $       30,071,459
                                                  =================  ==================    =================



Identifiable Assets

             Automotive                         $      157,569,207  $      115,910,167   $       81,435,183
             Nonautomotive                              45,638,564          44,991,668           53,879,721
                                                  -----------------  ------------------    -----------------

                          Total                 $      203,207,771  $      160,901,835   $      135,314,904
                                                  =================  ==================    =================




                                                                                                    2

Narrative Description of Business

Automotive Safety Products

The Company established the Automotive Safety Products division in 1989 as a separate division to support the rapid growth in automotive air bags and related technologies. Prior to 1989, automotive-related work was performed in the aerospace division. The division designs, tests, develops, and manufactures pyrotechnic devices for use in automotive safety products. Major products currently in production include electric initiators, hybrid inflators and linear cord, all for use in air bag modules. These products are sold to automotive inflator and module manufacturers for assembly into air bag modules delivered to the auto companies.

The Company began production this past year of "smokeless" hybrid inflators for passenger, driver and side-impact inflators. These products are environmentally friendly and produce no dust or smoke. In addition, these inflators are smaller, lighter, and less expensive than current designs in production. High-volume production of the new "smokeless" hybrid inflators began in April 1996. The inflators are sold to module manufacturers for delivery to the auto companies.

The Company's principal officers and senior engineers represent its sales force. A significant investment in plant and equipment was required by the Company to provide the previously announced projected sales of inflators of more than 2.5 million units for model year 1997. This equipment has been in place for several months and is functioning as designed. Significant additional investment in equipment will be required again in fiscal year 1997 to meet inflator demand for model year 1998. While the Company has ordered equipment from companies experienced in the manufacture of automated high-rate production equipment, no assurance can be given that the equipment will perform as designed and at the capacity required until the equipment has been operated for a period of time in our plant. For additional information concerning these forward-looking statements see "Forward-Looking Statements."

The automotive segment accounted for approximately 76%, 70%, and 62% of the Company's net sales for fiscal years 1996, 1995, and 1994, respectively.

Initiators are produced in three plants owned by the Company with highly automated equipment: Denver, Colorado; Tremonton, Utah; and Les Mureaux, France. Hybrid inflators are produced in Denver with highly automated equipment.

Raw materials used by the Company include stamped and machined parts, elastomer seals, and commercially available pyrotechnic materials. The Company is not dependent upon any one source for purchased materials because alternate sources of supply are generally available in the marketplace.

The initiator business is not dependent upon patented items, trademarks, franchises, concessions, or licenses thereunder. The Company does not pay any royalties or similar payments in connection with any patents or license agreements. The "smokeless" hybrid inflator business is covered by several patents. Some of the patents have been issued, others will be issued soon and others are pending relating to technology used in the "smokeless" hybrid inflator business.

The Company's business is not seasonal in nature.

Products are manufactured to order; accordingly, significant amounts of inventory are not required to be maintained. Most customers operate in a "just-in-time" inventory environment. The automotive segment inventories have increased by $6.6 million during the year primarily due to the recent product launch of hybrid inflators. Customer payments are reasonably prompt and extended terms are not required.

The Company's customer providing more than 10% of consolidated sales for the fiscal year ended July 31, 1996, was Morton International, 49%. The loss of OEA's primary automotive safety products customer, Morton International, would have a materially adverse effect on the Company. As the Company's sales of inflators to module manufacturers grow, its sales to Morton International will decrease as a percentage of total sales. The Company estimates that Morton International will represent less than 25% of fiscal year 1997 sales.

There is no particular relationship between the Company and its customers other than that of supplier/customer, except for the following:

1. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of OEA's automotive air bag initiators for the Asian market, and

2. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of OEA's "smokeless" hybrid inflators for passenger, driver and side-impact automotive air bags for manufacture in Asia for the Asian market. The initial payment for this fifteen year agreement was received in 1995, with a second payment received in 1996. OEA understands that Daicel intends to manufacture OEA's initiators and inflators in the near future.

Auto manufacturers generally change designs every three to five years. The Company receives annual blanket purchase orders, but deliveries are specified by customers on weekly releases for deliveries over the next 10 to 12 weeks. Because this is the accepted practice in the automotive industry, the amount of backlog at any given time is not representative of annual sales.

The Company currently has received annual blanket purchase orders from Takata Corporation, Daicel Chemical Industries and Delphi Interior & Lighting, a division of General Motors, to supply in excess of 2.5 million passenger inflators for model year 1997. Additionally, the Company has received annual blanket purchase orders from the above companies, as well as additional customers, for driver, side-impact, and passenger inflators to supply in excess of 7.0 million inflators for model year 1998. For additional information concerning these forward-looking statements see "Forward-Looking Statements."

The Company believes that OEA is the only independent inflator manufacturer in the world that is not affiliated with, or owned by, a module manufacturer. This independence gives the Company wide latitude to sell to all module manufacturers. By fiscal year 2000, OEA's Inflator Division could be the largest customer of the OEA Initiator Division.

Currently, there are three major automotive initiator manufacturers in the United States: Imperial Chemical Industries, Inc., Special Devices, Inc., and the Company. Additionally, there are four major automotive initiator manufacturers in Europe: Davey Bickford Smith, Nouvelle Cartoucherie de Survilliers, Patvag and Pyroindustrie (wholly owned by OEA, Inc.). The Company is currently the world's leading producer of initiators for automotive air bags. Other companies may enter the automotive initiator market; however, substantial financial resources, development, and qualification time would be required to achieve design and product verification. Contracts are generally awarded based upon competitive price, product reliability and production capacity. The Registrant believes it is in a good competitive position.

Currently, the Company is aware of three major hybrid inflator manufacturers in the world, a joint venture between Atlantic Research Corporation and Allied Signal, Morton International, and the Company. The Company is currently one of the world's leading producers of hybrid inflators for automotive air bags.

The estimated amount spent by the automotive segment during each of the last three fiscal years for customer-sponsored and company-sponsored research and development activities was:

                                                     Customer-      Company-
                                                     Sponsored      Sponsored
                  Fiscal year 1996                   $ 500,000     $4,400,000
                  Fiscal year 1995                     500,000      3,300,000
                  Fiscal year 1994                     300,000      1,600,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of the Registrant or its subsidiaries.

The Registrant, together with its consolidated subsidiaries and divisions, employs approximately 950 people in its automotive segment.

Nonautomotive Products

The nonautomotive segment of the business is primarily aerospace (Defense, Space and Commercial). OEA Aerospace, Inc. designs, develops, and manufactures propellant and explosive-actuated devices used in (1) personnel escape systems in high-speed aircraft, (2) separation and release devices for space vehicles and aircraft, (3) control, separation, ejection, and jettison of missiles, and
(4) flexible linear-shaped charges, mild detonating cord systems and TLX energy transfer systems. The principal customers for such products are the United States Government and major aircraft and aerospace companies. Other products and services include hot gas and explosive initiated valves, fluid control systems, inflatable systems, and the largest neutron radiography inspection operation of its kind.

Sales are made directly to the customer. The Company's principal officers and senior engineers represent its sales force. The nonautomotive segment accounted for approximately 24%, 30% and 38% of the Company's net sales for fiscal years 1996, 1995, and 1994, respectively.

The nonautomotive products are produced principally in Fairfield, California. A smaller test facility is located in San Ramon, California.

The Registrant's customers are primarily in the defense and space field under prime government contracts. The major portion of the Registrant's business comes from subcontracts which are generally awarded on a fixed-price basis. Each new contract involves either the design and manufacture of a new product to meet a specific requirement, or a follow-on order for additional items previously manufactured under other contracts. Inasmuch as the Company's aerospace business involves constant development and engineering of products required by its customers, it would be inappropriate to announce each new item as a new product.

Raw  materials  used  by  the  Company  include  aluminum,   inconel,  monel,
molybdenum, rubbers, copper, alloy and stainless steel, ceramics, silver, titanium alloys, certain commercially available and special-order propellants and explosives, elastomer seals to government specifications, and epoxy sealing materials. The Company is not dependent upon any one source for purchased materials because alternate sources of supply are generally available in the marketplace.

The Registrant's business is not dependent upon patented items, trademarks, franchises, concessions, or licenses thereunder. The Registrant does not pay any substantial royalties or similar payments in connection with any patents or license agreements.

The Registrant's business is not seasonal in nature.

Products are manufactured to order; accordingly, significant amounts of inventory are not required to be maintained. Inventories have increased by $5.3 million in the nonautomotive segment based on a higher funded backlog and anticipated higher sales in fiscal year 1997.

Deliveries are made according to contract usually in a "just-in-time" environment. Customer payments are reasonably prompt and extended terms are not required.

The Company did not have a customer providing more than 10% of consolidated sales in the nonautomotive segment for the fiscal year ended July 31, 1996. Transactions with the United States Government are with several procurement agencies and/or prime contractors. Although the loss of all government contracts would have an adverse effect, the loss of any one agency or prime contract would not have a materially adverse effect on the Registrant.

There is no particular relationship between the Company and its customers other than that of supplier/customer.

The Company's nonautomotive funded backlog of orders as of July 31, 1996, was $45,800,000. The Company estimates that $9,600,000 of its current backlog will not be recorded as a sale within its fiscal year ending July 31, 1997.

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

The estimated amount spent by the nonautomotive segment during each of the last three fiscal years for customer-sponsored and company-sponsored research and development activities was:

                                                      Customer-     Company-
                                                      Sponsored     Sponsored

                  Fiscal year 1996                   $2,600,000     $  50,000
                  Fiscal year 1995                    3,200,000       200,000
                  Fiscal year 1994                    4,500,000       200,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of the Registrant or its subsidiaries.

The  Registrant,   together  with  its  subsidiaries   and  divisions,   employs
approximately 380 people in its nonautomotive segment.

Forward Looking Statements

This Report contains certain forward-looking statements with respect to the Company's sales, plans, products, projections and other matters. These statements are based on assumptions as to future events and are therefore inherently uncertain. A number of factors, including those discussed below and elsewhere herein, may cause the Company's actual results to differ materially from those contemplated by these forward-looking statements.

The Registrant's automotive safety products have historically consisted of initiators which were sold to other companies for incorporation into inflators and ultimately into air bag modules. The Company's future sales in the automotive segment are expected to consist increasingly of "smokeless" hybrid inflators to be produced by the Company in new manufacturing facilities being constructed and to be constructed during the next fiscal year. The Company's inflator sales will depend on its success in manufacturing inflators in volume which meet the expectations of its customers in 1997 and increasing its penetration of the inflator market over time.

The Company's expectations as to future sales are based upon annual blanket purchase orders received by customers in the automotive segment and governmental orders received in the nonautomotive segment. Annual blanket purchase orders are not binding on the Company's customers and actual quantities will depend upon weekly releases received from these customers. However, because the customers have designed the Company's products into their air bag modules, the Company believes that the actual quantity sold will vary based on its customers sales. Governmental orders in the nonautomotive segment can be cancelled or terminated for the convenience of the government. In addition, future technological developments could impact adversely sales of the Company's products.

(d)Financial Information about Foreign and Domestic Operations and Export Sales



Sales to Unaffiliated Customers                  FY 1996                   FY 1995                   FY 1994



United States                              $     117,386,137         $     100,980,428         $      97,209,060

Foreign Sales
     Europe                                       10,208,606                 4,845,644                 4,576,576
     Asia                                         23,821,498                22,470,143                 7,700,842
     Other                                         1,393,268                   914,556                   406,264
                                             ----------------          ----------------          ----------------

        Total Foreign Sales                       35,423,372                28,230,343                12,683,682
                                             ----------------          ----------------          ----------------


                    Total Sales            $     152,809,509         $     129,210,771         $     109,892,742
                                             ================          ================          ================



Notes:

(1) There were no sales or transfers between the geographic areas reported above.

(2) It is not possible, under the existing accounting systems, to isolate profits and identifiable assets by geographic areas.

ITEM 2 - PROPERTIES

The Registrant's properties are located in Arapahoe County, Colorado (near Denver); Fairfield, California; San Ramon, California; Tremonton/Garland, Utah; and Les Mureaux, France.

The Arapahoe County facilities are located on 960 acres of land which the Registrant owns. In fiscal year 1996, automotive operations were conducted in various one-story brick and steel buildings containing 226,000 square feet of floor space in the aggregate. Additionally, a 172,000 square foot manufacturing facility will be completed in December 1996 which will be dedicated to the production of smokeless hybrid inflators.

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

The property in Les Mureaux, France, consists of a 34,600 square foot manufacturing facility located on 6 acres which the Company owns. It is occupied by Pyroindustrie S.A., and will accommodate the growing demand for air bag initiators and other automotive safety products for the European market.

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

         (ii) The high and low sales prices for the Registrant's shares traded, as reported in the consolidated transaction reporting system over the last two fiscal years on a quarterly basis, are as follows:

                  Fiscal Year 1995                   High             Low

                  1st Quarter                        32.00            24.25
                  2nd Quarter                        27.75            21.88
                  3rd Quarter                        31.25            23.88
                  4th Quarter                        30.75            26.00

                  Fiscal Year 1996                   High              Low

                  1st Quarter                        33.38            26.88
                  2nd Quarter                        30.75            25.38
                  3rd Quarter                        40.00            25.50
                  4th Quarter                        41.38            32.13

    (iii)         Not applicable

     (iv)         Not applicable

      (v)         Not applicable

(b) The approximate number of holders of record of Registrant's issued and outstanding shares at October 18, 1996, was 1,232.

(c) The Board of Directors has declared dividends during the last three fiscal years as follows:

                                                                     Amount
            Declared                  Payable                      Per Share

         November 12, 1993        December 13, 1993                  $ .15
         November 4, 1994         December 9, 1994                     .20
         November 3, 1995         December 8, 1995                     .25

ITEM 6 - SELECTED FINANCIAL DATA

             Consolidated Summary of Operations

                                                 1996              1995              1994              1993              1992
                                            ----------------  ----------------  ----------------  ----------------  ----------------

Net Sales                            $          152,809,509       129,210,771       109,892,742        94,184,193        88,071,691

Operating Profit                                 39,066,269        34,926,706        30,071,459        23,632,845        18,481,827

Earnings Before Minority Interest
   and Income Taxes                              40,683,008        36,225,734        29,465,492        23,676,115        23,115,911

Minority Interest                                    24,594           519,564        ----              ----              ----

Income Taxes                                    (15,165,119)      (15,469,088)      (11,512,973)       (9,105,017)       (7,866,954)

Net Earnings (Loss)
   Before Settlement of
      Environmental Matters                      25,542,483        23,526,210        17,952,519        14,571,098        15,248,957
   From Settlement of
     Environmental Matters (Note 1)              ----              (2,250,000)       ----              ----              ----

                                            ----------------  ----------------  ----------------  ----------------  ----------------

          Total Net Earnings         $           25,542,483        21,276,210        17,952,519        14,571,098        15,248,957
                                            ================   ===============  ================  ================  ================

Earnings (Loss) Per Share  (Note 2)
   Before Settlement of
      Environmental Matters                            1.25              1.15               .88               .72               .75
   From Settlement of
     Environmental Matters                             ----             (0.11)             ----              ----              ----
                                            ----------------  ----------------  ----------------  ----------------  ----------------

          Total Earnings Per Share   $                 1.25              1.04               .88               .72               .75
                                            ================   ===============  ================   ===============   ===============

Cash Dividends Per Share             $                  .25               .20               .15               .12               .10
                                            ================   ===============  ================   ===============   ===============

Stock Dividends                                        ----              ----              ----              ----             200%
                                            ================   ===============  ================   ===============   ===============

Weighted Average Number of
   Shares Outstanding During Year                20,499,373        20,480,060        20,438,587        20,376,308        20,315,240
                                            ================   ===============  ================   ===============   ===============
   (Note 2)

Total Number of Shares
   Outstanding at Year End                       20,514,444        20,486,628        20,465,545        20,413,146        20,350,609
                                            ================   ===============  ================    ==============    ==============
   (Note 2)


Notes:

          (1)On December 13, 1994, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000.

          (2)The number of shares outstanding and per-share amounts have been adjusted to give effect to treasury share transactions and stock distributions effected in the form of a 200 percent stock dividend paid on February 14, 1992.


Balance Sheet Data at July 31,



                                    1996              1995              1994              1993              1992
                               ---------------   ---------------   ---------------   ---------------   ---------------



Current Assets              $      77,579,452        74,871,359        62,389,466        60,913,834        56,949,971


Current Liabilities         $      33,523,658        12,160,275         8,882,678        11,944,465         7,835,271


Working Capital             $      44,055,794        62,711,084        53,506,788        48,969,369        49,114,700


Working Capital Ratio               2.3 to 1          6.2 to 1          7.0 to 1          5.1 to 1          7.3 to 1


Total Assets                $     203,207,771       160,901,835       135,314,904       123,178,155       106,180,082


Shareholders' Equity        $     160,448,308       140,352,333       121,854,462       106,801,460        94,535,957


Book Value Per Share        $            7.82              6.85              5.95              5.23              4.65


ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year 1996 vs. 1995

Net sales and operating profits for the fiscal year ended July 31, 1996, were a record $152,809,500 and $39,066,300, respectively, compared to prior-year net sales of $129,210,800 and operating profits of $34,926,700. Net earnings and earnings per share for fiscal year 1996 were $25,542,500 and $1.25, respectively, compared to prior-year net earnings of $21,276,200 and earnings per share of $1.04.

The Automotive Safety Products division was again the primary contributor to the sales and operating profit increases over the prior year. Automotive sales and operating profit increased by 28% and 19%, respectively, due primarily to the increased volume. Nonautomotive sales decreased 5% with an operating profit decrease of 17%. Total operating profit as a percentage of sales for fiscal year 1996 was 26%, compared to 27% for the prior year. This performance was accomplished in spite of an increased expenditure of funds for Company funded research and development ($4,416,000 in 1996 vs. $3,507,300 in 1995) primarily for "smokeless" hybrid inflators for automotive air bags.

Automotive segment sales for fiscal year 1997 are expected to increase significantly due to the increased demand for driver, passenger, and side-impact air bags. For additional information concerning these forward-looking statements see "Forward-Looking Statements."

Potential effects of changes in defense spending are not expected to have a material impact upon the operations of the nonautomotive segment. The Registrant anticipates that nonautomotive segment sales during fiscal year 1997 will increase due to deliveries on a number of programs currently in the backlog and programs expected to book soon. For additional information concerning these forward-looking statements see "Forward-Looking Statements."

The Registrant's contract pricing methods have offset the effect of inflation.

Fiscal Year 1995 vs. 1994

Net sales and operating profits for the fiscal year ended July 31, 1995, were $129,210,800 and $34,926,700, respectively, compared to fiscal year 1994 net sales of $109,892,700 and operating profits of $30,071,500. Net earnings and earnings per share for fiscal year 1995 were $21,276,200 and $1.04, respectively, compared to fiscal year 1994 net earnings of $17,952,500 and earnings per share of $0.88. In the first half of fiscal year 1995, the Company reached a final settlement in its environmental matters in the net amount of $2,250,000 or $0.11 per share. Eliminating the effect of the above settlement, fiscal year 1995 net earnings from operations would have been $23,526,200 and earnings per share would have been $1.15.

The Automotive Safety Products division was the primary contributor to the sales and operating profit increases over fiscal year 1994. Automotive sales and operating profit both increased 33% due primarily to the increased volume. Nonautomotive sales decreased 8% with an operating profit decrease of 23%. Total operating profit as a percentage of sales for fiscal year 1995 was 27%, consistent with fiscal year 1994. This performance was accomplished in spite of an increased expenditure of funds for Company funded research and development ($3,507,300 in 1995 vs. $1,814,800 in 1994) primarily for "smokeless" hybrid inflators for automotive air bags.

Liquidity and Capital Resources

The Company's working capital at July 31, 1996, decreased to $44,055,800, from the $62,711,100 at July 31, 1995, primarily due to significantly increased capital expenditures, partially offset by increased earnings from operations. This resulted in short-term borrowings of $14,000,000, discussed below.

During fiscal year 1996, the Company made capital expenditures totaling $45,500,000 as compared to $19,912,300 and $16,823,900 in fiscal years 1995 and
1994, respectively. These capital expenditures were funded principally from operations and from the Company's line of credit discussed below. Currently the Company has capital expenditure commitments totaling approximately $62,000,000 for fiscal year 1997.

In January 1996 the Company renewed an $8,000,000 Revolving Credit Agreement with its principal bank, which, subsequent to year end, was increased to $35,000,000 with an expiration date of September 30, 1997. At July 31, 1996, the Company had a $14,000,000 outstanding balance against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and additional borrowings from the agreement mentioned above, which will be increased as required.

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

                                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1996.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1996.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, if any, will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission prior to November 29, 1996.

                                                    PART IV


ITEM 14 - EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES   AND
          REPORTS ON FORM 8-K

(a)               Documents filed as a part of this report:

         (1)      Financial Statements:

                  Report of Independent Auditors

                           Consolidated Balance Sheets - July 31, 1996 and
                           1995

                           Consolidated Statements of Earnings
                           Years ended July 31, 1996, 1995, and 1994

                           Consolidated Statements of Stockholders' Equity Years ended July 31, 1996, 1995, and 1994

                           Consolidated Statements of Cash Flows
                           Years ended July 31, 1996, 1995, and 1994

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

                  Exhibit 22 -              During fiscal year 1996, the
                                            Registrant was the parent company of
                                            each of the following described
                                            companies:


                                                         Percent of Outstanding
                  Corporation                            Stock Owned by Parent

                  OEA Aerospace, Inc.                             100%
                  a California corporation,
                  which owns 100% of Aerotest
                  Operations, Inc., a California
                  corporation

                  Pyroindustrie S.A.
                  a corporation in France
                     August 1995 through December 1995             80%
                     January 1996 through July 1996               100%

                  Foreign Corporate                          Percentage of
                  Joint Venture                                 Ownership

                  Pyrospace S.A.                                   45%
                  a corporation in France

                  The above entities are included in the consolidated financial statements of the Registrant being submitted herewith.


(b)      Reports on Form 8-K during the quarter ended July 31,
         1996.

                  None

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 25, 1996


                                               OEA, INC.
                                               Registrant


                                               By_________________________
                                                Ahmed D. Kafadar, Chairman
                                                and Chief Executive Officer
DIRECTORS AND OFFICERS





Ahmed D. Kafadar,Chairman of the               Charles B. Kafadar, President,
Board and Principal Executive                  Principal Operating Officer, and
Officer                                        Director




J. Robert Burnett, Director                    Philip E. Johnson, Director





Lewis W. Watson, Director                      Paul J. Martin, Vice President/
                                               Treasurer and Principal
                                               Financial Officer




John E. Banko IV, Controller

                             ANNUAL REPORT ON FORM 10-K

                           ITEM 8, ITEM 14 (a)(1) and (2)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                     SCHEDULES

                                  CERTAIN EXHIBITS

                            FINANCIAL STATEMENT SCHEDULES

                              Year Ended July 31, 1996

                             OEA, Inc. and Subsidiaries

                                  Denver, Colorado

                        Report of Independent Auditors

The Board of Directors and Stockholders
OEA, Inc.

We have audited the accompanying consolidated balance sheets of OEA, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OEA, Inc. and subsidiaries at July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.



October 9, 1996

                                            OEA, Inc. and Subsidiaries

                                            Consolidated Balance Sheets



                                                                               July 31
                                                                       1996                1995
                                                                 ----------------------------------

Assets
Current assets:
   Cash and cash equivalents                                      $    2,560,213       $  19,342,034
   Accounts receivable                                                29,960,161          23,879,495
   Unbilled costs and accrued earning                                  6,845,200           3,974,500
   Inventories                                                        36,613,020          24,656,806
   Income taxes receivable                                               832,906           2,476,800
   Prepaid expenses and other                                            767,952             541,724
                                                                  ----------------------------------
Total current assets                                                  77,579,452          74,871,359

Property, plant, and equipment:
   Land and improvements                                               1,805,943           1,726,211
   Buildings and improvements                                         40,657,235          32,898,017
   Machinery and equipment                                           105,149,565          70,409,817
   Furniture and fixtures                                              7,333,729           5,687,470
                                                                  ----------------------------------
                                                                     154,946,472         110,721,515
   Accumulated depreciation and amortization                          40,800,194          31,276,450
                                                                  ----------------------------------
                                                                     114,146,278          79,445,065

Cash value of life insurance                                             317,094             363,508
Long-term receivable                                                   3,000,000           3,000,000
Investment in foreign joint venture                                    3,402,230           2,829,554
Deferred charges                                                       3,610,300                   -
Other assets                                                           1,152,417             392,349




                                                                  ----------------------------------
Total assets                                                      $  203,207,771       $ 160,901,835
                                                                  ==================================

                                                                             July 31
                                                                     1996                1995
                                                                  -----------------------------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                $  12,230,628      $    5,769,163
   Bank borrowings                                                    14,000,000                   -
   Accrued expenses:
     Salaries and wages                                                3,273,342           2,628,992
     Profit sharing and pension contributions                          1,388,717           1,501,958
     Other                                                               968,565             975,881
   Deferred income                                                       206,168             206,168
   Deferred income taxes                                               1,456,238           1,078,113
                                                                   ----------------------------------

Total current liabilities                                             33,523,658          12,160,275

Deferred income                                                          216,735             216,735
Deferred income taxes                                                  8,074,731           5,771,775
Deferred compensation                                                    944,339             944,339

Commitments and contingencies

Minority interest                                                              -           1,456,378

Stockholders' equity:
   Common stock, $0.10 par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - 22,019,700                        2,201,970           2,201,970
   Additional paid-in capital                                         12,467,556          12,012,450
   Retained earnings                                                 147,267,964         126,849,357
   Treasury stock, 1,505,256 and 1,533,072 shares
     in 1996 and 1995, respectively, at cost                          (2,104,218)         (1,869,483)
   Equity adjustment from translation                                    615,036           1,158,039
                                                              ---------------------------------------
Total stockholders' equity                                           160,448,308         140,352,333
                                                              ---------------------------------------
Total liabilities and stockholders' equity                          $203,207,771        $160,901,835
                                                              =======================================


See accompanying notes.

                                  OEA, Inc. and Subsidiaries

                              Consolidated Statements of Earnings




                                                                    Year ended July 31
                                                        1996               1995                1994
                                                  ---------------------------------------------------------


Net sales                                              $152,809,509       $129,210,771        $109,892,742
Cost of sales                                           101,952,970         83,399,001          71,558,302
                                                  ---------------------------------------------------------

Gross profit                                             50,856,539         45,811,770          38,334,440

General and administrative expenses                       7,374,245          7,377,782           6,448,215
Research and development expenses                         4,416,025          3,507,282           1,814,766
                                                  ---------------------------------------------------------

Operating profit                                         39,066,269         34,926,706          30,071,459

Other income (expense):
   Interest income                                          684,988            769,718             410,006
   Interest expense                                         (72,388)           (25,770)           (112,111)
   Equity in earnings of foreign
     joint venture                                          572,676            282,139              42,833
   Other, net                                               431,463            272,941            (946,695)
                                                  ---------------------------------------------------------

                                                          1,616,739          1,299,028            (605,967)
                                                  ---------------------------------------------------------

Earnings before minority interest and
   income taxes                                          40,683,008         36,225,734          29,465,492
Minority interest in net loss of
   consolidated subsidiary                                   24,594            519,564                   -
                                                  ---------------------------------------------------------

Earnings before income taxes                             40,707,602         36,745,298          29,465,492
Income tax expense                                       15,165,119         15,469,088          11,512,973
                                                  ---------------------------------------------------------

Net earnings
                                                        $25,542,483        $21,276,210         $17,952,519
                                                  =========================================================

Net earnings per share                                       $1.25              $1.04               $0.88
                                                  =========================================================

Weighted average number of shares
   outstanding during year                               20,499,373         20,480,060          20,438,587
                                                  =========================================================


See accompanying notes.

                           OEA, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                                               Equity
                                                              Additional                     Adjustment                    Total
                                      Common Stock             Paid-In       Retained           From       Treasury    Stockholders'
                               --------------------------
                                    Shares     Amount           Capital      Earnings        Translation    Stock         Equity
                               -----------------------------------------------------------------------------------------------------



Balances at July 31, 1993           22,019,700  $2,201,970    $11,452,217  $  94,782,895   $         -   $(1,635,622)  $106,801,460
   Purchase of 11,433 shares of
     common stock for treasury               -           -              -              -             -      (329,344)      (329,344)
   Issuance of 63,832 shares of
     treasury stock for options
     exercised                               -           -        425,907              -             -        69,774        495,681
   Net earnings                              -           -              -     17,952,519             -             -     17,952,519
   Cash dividends ($0.15 per
     share)                                  -           -              -     (3,065,854)            -             -     (3,065,854)
                               -----------------------------------------------------------------------------------------------------

Balances at July 31, 1994           22,019,700   2,201,970     11,878,124    109,669,560             -    (1,895,192)   121,854,462
   Issuance of 21,083 shares of
     treasury stock for options
     exercised                               -           -        134,326              -             -        25,709        160,035
   Net earnings                              -           -              -     21,276,210             -             -     21,276,210
   Cash dividends ($0.20 per
    share)                                   -           -              -     (4,096,413)            -             -     (4,096,413)
   Translation adjustment                    -           -              -              -     1,158,039             -      1,158,039
                               -----------------------------------------------------------------------------------------------------
Balances at July 31, 1995           22,019,700   2,201,970     12,012,450    126,849,357     1,158,039    (1,869,483)   140,352,333
   Purchase of 9,254 shares of
      common stock for treasury                                                                             (283,887)      (283,887)
   Issuance of 37,070 shares of
     treasury stock for options
     exercised                               -           -        455,106              -             -        49,152        504,258
   Net earnings                              -           -              -     25,542,483             -             -     25,542,483
   Cash dividends ($0.25 per
    share)                                   -           -              -     (5,123,876)            -             -     (5,123,876)
   Translation adjustment                    -           -              -              -      (543,003)            -       (543,003)
                               -----------------------------------------------------------------------------------------------------
Balances at July 31, 1996           22,019,700  $2,201,970    $12,467,556   $147,267,964      $615,036   $(2,104,218)  $160,448,308
                               =====================================================================================================

See accompanying notes.

                           OEA, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                              Year ended July 31
                                                                  1996               1995                1994
                                                           ---------------------------------------------------------

Operating activities
Net earnings                                                    $25,542,483        $21,276,210        $17,952,519
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Undistributed earnings of foreign joint venture               (572,676)          (282,139)           (42,833)
     Depreciation and amortization                               10,186,075          7,471,300          5,502,125
     Deferred income taxes                                        2,681,081          2,374,190            170,755
     Minority interest in net loss of consolidated subsidiary       (24,594)          (519,564)                 -
     Increase in deferred compensation                                    -            122,304             60,756
     Loss on sale of property, plant, and equipment                 211,369            759,430            708,639
     Changes in operating assets and liabilities:
       Accounts receivable                                       (6,163,965)         2,553,125            214,541
       Unbilled costs and accrued earnings                       (2,870,700)          (239,979)         2,957,882
       Inventories                                              (11,989,079)         1,734,084         (1,075,020)
       Prepaid expenses and other                                  (227,572)           309,561            (34,853)
       Accounts payable and accrued expenses                      7,074,831          3,416,518           (154,498)
       Deferred income                                                    -                  -            (58,802)
       Income taxes                                               1,643,894         (2,660,577)           171,704
                                                            ---------------------------------------------------------
Net cash provided by operating activities                        25,491,147         36,314,463         26,372,915

Investing activities
(Reductions)additions to investments in
   and advances to affiliates                                    (1,324,010)         1,975,942                  -
Decrease in marketable securities                                         -                  -            376,818
Capital expenditures                                            (45,500,031)       (19,912,283)       (16,823,885)
Proceeds from sale of property, plant, and equipment                 40,000             68,379                535
Decrease (increase) in cash value of life insurance                  46,414            (37,944)            (5,698)
Increase in deferred charges                                     (3,610,300)                 -                  -
Increase in other assets, net                                      (792,392)                 -                  -
                                                            ---------------------------------------------------------
Net cash used in investing activities                           (51,140,319)       (17,905,906)       (16,452,230)

Financing activities
Purchase of common stock for treasury                              (283,887)                 -           (329,344)
Proceeds from issuance of treasury stock                            504,258            160,035            495,681
Increase (decrease) in net bank borrowings                       14,000,000                  -         (2,900,000)
Decrease in deferred income                                               -                  -           (206,168)
Payment of dividends                                             (5,123,876)        (4,096,413)        (3,065,854)
                                                            ---------------------------------------------------------

Net cash provided by (used in) financing activities               9,096,495         (3,936,378)        (6,005,685)
Effect of exchange rate changes on cash                            (229,143)            23,123                  -
                                                            ---------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            (16,781,820)        14,495,302          3,915,000
Cash and cash equivalents at beginning of year                   19,342,033          4,846,732            931,732
                                                            ---------------------------------------------------------

Cash and cash equivalents at end of year                       $  2,560,213        $19,342,034       $  4,846,732
                                                            =========================================================


Supplemental information:
   Interest payments                                          $     220,136      $      24,935      $     112,111
   Income tax payments                                           11,645,000         15,599,291         11,226,646

See accompanying notes.

                           OEA, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 31, 1996


1. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of OEA, Inc. (the "Company"), its wholly owned subsidiary, OEA Aerospace, Inc., and a wholly owned foreign subsidiary, Pyroindustrie S.A. All significant intercompany balances and transactions have been eliminated.

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

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 is applicable for fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations.

                           OEA, Inc. and Subsidiaries

1. Accounting Policies (continued)

The Company has determined it will follow APB No. 25 and related interpretations in accounting for its employee stock options. The Company has not yet determined the impact on its financial position or results of operations had fair value accounting been adopted.

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

Depreciation charged to costs and expenses was $10,153,751, $7,454,851 and $5,485,673 in 1996, 1995, and 1994, respectively. Repairs and maintenance charged to costs and expenses was $5,064,962, $5,027,645 and $4,090,642 in 1996,
1995, and 1994, respectively.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company will adopt Statement No. 121 in the first quarter of fiscal year 1997 and, based on current circumstances does not believe the effect of adoption will be material.

Earnings per Share

Earnings per share of common stock is computed on the basis of the weighted average number of shares outstanding during the year.

The effect on reported earnings per share from the assumed exercise of stock options outstanding during the years ended July 31, 1996, 1995, and 1994 would be insignificant.

                           OEA, Inc. and Subsidiaries

1. Accounting Policies (continued)

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. The Company's financial instruments consist principally of cash and cash equivalents, receivables, unbilled costs and accrued earnings, accounts payable and bank borrowings.
The Company believes all of the financial instruments' recorded values approximate current values.

                           OEA, Inc. and Subsidiaries

1. Accounting Policies (continued)

Deferred Start-Up Costs

During the initial phase of new product introductions or development of significant new plant facilities for which prospective sales and cost recovery are based upon long-term commitments from customers, start-up costs are deferred and are amortized on a straight-line basis over periods not exceeding five years.

2. Inventories

Inventories are summarized as follows:

                                                         July 31
                                                 1996                1995
                                          -------------------------------------

      Raw materials and component parts         $21,238,135         $11,316,265
      Work in process                            11,751,544          10,754,339
      Finished goods                              3,623,341           2,586,202
                                          -------------------------------------
                                                $36,613,020         $24,656,806
                                          =====================================

3. Investment in Foreign Joint Ventures

On October 5, 1986, a joint venture agreement was signed between the Company and two French companies for the establishment of a company (Pyrospace S.A.) in France. Pyrospace is engaged in the design, development, and manufacture of propellant and explosive devices for European space programs, as well as aircraft and missiles. The Company is a 45% owner of Pyrospace.

During October 1993, a joint venture agreement was signed between the Company (80% owner) and Pyrospace (20% owner) for the establishment of a company in France, Pyroindustrie S.A.. Pyroindustrie is engaged in the manufacture of initiators for the European air bag market. In January of 1996, the Company acquired the remaining 20% of Pyroindustrie making Pyroindustrie a wholly owned subsidiary of the Company. Net assets of Pyroindustrie at July 31, 1996 totaled $9,937,919.

                           OEA, Inc. and Subsidiaries

4. Bank Borrowings

At July 31, 1996, the Company has a $15,000,000 unsecured revolving credit line with a financial institution with an interest rate at the lower of the institution's prime interest rate or .625% per annum above the federal funds rate. In addition, at the request of the borrower, the financial institution, in its sole discretion, may make loans to the borrower at an interest rate equal to "LIBOR" plus .625%. The Company is required to pay an annual commitment fee equal to .1875 of 1% on the total amount of the commitment. The facility will expire on December 31, 1996. At July 31, 1996, the debt outstanding relating to the line of credit is $14,000,000. Interest costs incurred during 1996 were $220,136, including capitalized interest costs of $147,748. The weighted average interest rate on bank borrowings during fiscal year 1996 was 6%.

5. Commitments and Contingencies

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

During December 1994, the Company effected a complete settlement of the previously reported Colorado Department of Health ("CDH") civil action and U.S. Environmental Protection Agency federal criminal investigation. Under the terms of the settlement agreements, the Company agreed to pay fines in the amount of $2,250,000. The Company has paid $2,160,000 and has accrued $90,000 as of July 31, 1996.

The Company has employment agreements with the Chairman of the Board and the President providing for their full-time active service with specified retirement benefits after employment termination. The estimated discounted present value of these retirement benefits has been accrued as of July 31, 1996 and 1995.

                           OEA, Inc. and Subsidiaries

5. Commitments and Contingencies (continued)

The Company has commitments to purchase approximately $62,000,000 of property, plant, and equipment.

6. Profit Sharing and Pension Plans

The Company has noncontributory profit sharing and defined contribution pension plans covering all full-time employees. Combined contributions to these plans for the years ended July 31, 1996, 1995, and 1994 were $1,410,449, $1,501,958 and $1,430,984, respectively.

The Company is committed to contribute to the pension plans 5% of participants' eligible annual compensation as defined in the plan documents. Employer contributions to the profit sharing plans are discretionary, but are not to exceed 10% of eligible annual compensation.

7. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 1996 and 1995 are as follows:

                                                      1996             1995
                                               ---------------------------------

      Current deferred tax liabilities:
         Unbilled receivables                      $   520,036       $   510,886
         Inventory valuation                           270,897                 -
         Prepaid expenses                              202,785           175,463
         Deferred income on DAICEL agreement           370,280           370,280
         Other                                         123,845            43,538
                                               ---------------------------------

          Total current deferred tax liabilities     1,487,843         1,100,167


                           OEA, Inc. and Subsidiaries

7. Income Taxes (continued)

                                                                          1996             1995
                                                                   -----------------------------------


    Long-term deferred tax liabilities:
         Book basis of plant and equipment in excess
           of tax basis                                                 $6,194,481        $5,286,379
         Deferred income on DAICEL agreement                               821,925           821,925
         Deferred charges                                                1,380,940                 -
         Other                                                              38,595            13,141
                                                                   -----------------------------------
           Total long-term deferred tax liabilities                      8,435,941         6,121,445
                                                                   -----------------------------------
             Total deferred tax liabilities                              9,923,784         7,221,612

      Current deferred tax asset:
         Other                                                              31,605            22,054

      Long-term deferred tax asset:
         Deferred compensation                                             361,210           349,670
                                                                   -----------------------------------
           Total deferred tax assets                                       392,815           371,724
                                                                   -----------------------------------

             Net deferred tax liabilities                               $9,530,969        $6,849,888
                                                                   ===================================

Components of income tax expense (benefit) are as follows:

                                                          Current          Deferred           Total
                                                      -----------------------------------------------------

      1996:
         Federal                                           $10,839,695       $2,302,850       $13,142,545
         State                                               1,644,343          378,231         2,022,574
                                                      -----------------------------------------------------

                                                           $12,484,038       $2,681,081       $15,165,119
                                                      =====================================================

      1995:
         Federal                                           $11,120,737       $2,461,113       $13,581,850
         State                                               1,974,161          (86,923)        1,887,238
                                                      -----------------------------------------------------
                                                           $13,094,898       $2,374,190       $15,469,088
                                                      =====================================================

      1994:
         Federal                                          $  9,473,180     $    (51,740)     $  9,421,440
         State                                               1,869,038          222,495         2,091,533
                                                      -----------------------------------------------------

                                                           $11,342,218      $   170,755       $11,512,973
                                                      =====================================================


                           OEA, Inc. and Subsidiaries

7. Income Taxes (continued)

Actual tax expense for 1996, 1995, and 1994 differs from "expected" tax expense for those years (computed by applying the U.S. federal corporate tax rate of 35% for 1996, 35% for 1995 and 35% for 1994 to earnings before income taxes) as follows:

                                                             1996             1995              1994
                                                      -----------------------------------------------------

      Computed "expected" tax expense                      $14,247,661       $12,860,854      $10,312,922
      Increases (reductions) in taxes resulting
         from:
           State taxes, net of federal income
             tax benefit                                     1,314,673         1,226,705        1,359,496
           Settlement of environmental
             matters                                                 -           787,500                -
           (Income) loss from foreign
                operations                                    (296,706)          727,300                -
           Income tax credits                                 (175,000)         (461,074)         (89,748)
           Other                                                74,491           327,803          (69,697)
                                                      -----------------------------------------------------
      Actual tax expense                                   $15,165,119       $15,469,088      $11,512,973
                                                      =====================================================

8. Stock Options

The shareholders approved an Employees' Stock Option Plan (the "Employees' Plan") on January 13, 1995 and a Nonemployee Directors' Stock Option Plan
(the "Directors' Plan") on January 12, 1996. These plans provide for stock options to be granted for a maximum of 600,000 shares of common stock under the Employees' Plan and a maximum of 50,000 shares of common stock under the Directors' Plan. Options may be granted to employees and nonemployee directors at prices not less than fair market value of the Company's common stock on the date of grant. Options granted under the Employees' Plan may be exercised at any time after the grant date and options issued under the Directors' Plan may be exercised after the first six months following the grant date. Shares may be granted from either authorized but unissued common stock or issued shares reacquired and held as treasury stock. Under the Employees' Plan, options for 25,472 shares, net of forfeitures, were granted at an average option price of $28.34, and options for 25,272 shares remain outstanding as of July 31, 1996. During 1996, options for 2,000 shares were forfeited, and options for 200 shares were exercised at an average option price of $28.00. There were no options exercised during 1995 under the Employees' Plan.

                           OEA, Inc. and Subsidiaries

8. Stock Options (continued)

Under the Directors' Plan options for 4,375 shares were granted at an average option price of $27.75 and remain outstanding as of July 31, 1996. During 1996 there were no options exercised or forfeited.

Prior to July 28, 1994, the Company had a qualified incentive stock option plan for key employees of the Company whereby a total of 666,000 shares of common stock were reserved for issuance. Options were granted to key employees at prices not less than the fair market value of the Company's common stock on the date of grant, and were exercisable after one year of continuous employment following the date of grant. Under this plan, options for 615,842 shares, net of forfeitures, were granted at an average option price of $7.25, and options for 130,514 shares remain outstanding as of July 31, 1996. During 1996, options for 8,311 shares were forfeited. During 1996 and 1995, options for 36,870 and 21,083 shares, respectively, were exercised at an average price of $13.52 and $7.59, respectively.

9. Segment Information and Major Customers

The Company operates primarily in two industry segments, automotive and nonautomotive. Financial information for each segment and major customers is summarized as follows:

                                                                      1996
                                         ----------------------------------------------------------------
                                             Automotive          Nonautomotive             Total
                                         ----------------------------------------------------------------

      Net sales                               $115,586,930           $37,222,579           $152,809,509
      Operating profit                          33,283,955             5,782,314             39,066,269
      Identifiable assets                      157,569,207            45,638,564            203,207,771
      Depreciation expense                       9,016,668             1,137,083             10,153,751
      Capital expenditures                      44,550,191               949,840             45,500,031

                                                                      1995
                                         ----------------------------------------------------------------
                                             Automotive          Nonautomotive             Total
                                         ----------------------------------------------------------------

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


                           OEA, Inc. and Subsidiaries

9. Segment Information and Major Customers (continued)

                                                                      1994
                                         ----------------------------------------------------------------
                                             Automotive          Nonautomotive             Total
                                         ----------------------------------------------------------------

      Net sales                                $67,652,256           $42,240,486           $109,892,742
      Operating profit                          21,026,298             9,045,161             30,071,459
      Identifiable assets                       81,435,183            53,879,721            135,314,904
      Depreciation expense                       3,533,462             1,952,211              5,485,673
      Capital expenditures                      15,999,897               823,988             16,823,885

The automotive segment includes the manufacturing and sales of automotive safety
products  for  both   domestic  and  foreign   automobile   manufacturers and
suppliers. The nonautomotive segment primarily includes the manufacture and sale of propellant and explosive-actuated devices for the U.S. government and prime contractors of the U.S. government and foreign governments, and also includes the manufacture and sale of similar explosive-actuated devices for commercial aircraft. Customer payments of accounts receivable are reasonably prompt and collateral is not required.

Customers representing 10% or more of consolidated net sales in each of the years 1996, 1995, and 1994 are as follows:

                                         1996             1995              1994
                                 -----------------------------------------------


      U.S. government agencies             6%                5%              10%
      Morton International                49%               57%              52%

Accounts receivable are summarized as follows:

                                          1996               1995
                                   ---------------------------------------

      Automotive                      $22,057,199         $14,208,599
      Nonautomotive                     7,902,962           9,670,896
                                   ---------------------------------------
                                      $29,960,161         $23,879,495
                                   =======================================

                           OEA, Inc. and Subsidiaries

10. Quarterly Results of Operations for 1996 and 1995 (Unaudited)

                                  October 31          January 31          April 30           July 31
                               ----------------------------------------------------------------------------

      1996

      Net sales                     $34,569,386         $36,738,105        $35,907,188       $45,594,830
      Gross profit                   12,052,280          13,924,542         14,028,163        10,851,554
      Net earnings                    6,087,489           6,157,981          6,581,744         6,715,269
      Earnings per share                 $0.30               $0.30              $0.32             $0.33

      1995

      Net sales                     $28,015,886         $31,896,677        $33,979,628       $35,318,580
      Gross profit                   10,077,326          10,486,073         12,547,796        12,700,575
      Net earnings                    2,291,782           5,054,785          6,111,397         7,818,246
      Earnings per share                 $0.11               $0.25              $0.30             $0.38