Form 10-Q
period 1996-10-31
OEA INC /DE/
filed 1996-12-16
CIK 73864

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                        Securities Exchange Act of 1934

For the Quarterly period ended October 31, 1996

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

    20,540,694 Shares of Common Stock at December 6, 1996.

                        PART I - FINANCIAL INFORMATION





ITEM 1.     Financial Statements




      Index to Financial Statements                                   Page No.




        Consolidated Condensed Balance Sheets
            October 31, 1996 (unaudited)
            and July 31, 1996.............................................2

        Consolidated Condensed Statements
            of Earnings (unaudited)
            Three Months Ended
            October 31, 1996 and 1995.....................................3

        Consolidated Condensed Statements
            of Cash Flows (unaudited) Three Months
            Ended October 31, 1996 and 1995...............................4

                                OEA, INC.
                             -------------
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ASSETS

                                                                  October 31, 1996       July 31, 1996
                                                                  ----------------       -------------
                                                                    (Unaudited)
Current Assets:
     Cash and Cash Equivalents                                   $    5,084,500       $    2,560,213
     Accounts Receivable, Net                                        29,086,817           29,960,161
     Unbilled Costs and Accrued Earnings                              8,256,900            6,845,200
     Income Taxes Receivable                                                ---              832,906
     Inventories
          Raw Material and Component Parts                           21,182,984           21,238,135
          Work-in-Process                                            14,404,496           11,751,544
          Finished Goods                                              4,538,492            3,623,341
                                                                      ---------            ---------
                                                                     40,125,972           36,613,020

     Prepaid Expenses and Other Current Assets                          968,545              767,952
                                                                        -------              -------

               Total Current Assets                                  83,522,734           77,579,452
                                                                     ----------           ----------

Cash Value of Life Insurance                                            317,094              317,094
                                                                        -------              -------

Property, Plant and Equipment                                       161,724,876          154,946,472
     Less:  Accumulated Depreciation                                 44,172,329           40,800,194
                                                                     ----------           ----------

               Property, Plant and Equipment, Net                   117,552,547          114,146,278

Long-Term Receivable                                                  3,000,000            3,000,000
                                                                      ---------            ---------

Investment in Foreign Joint Venture                                   3,452,013            3,402,230
                                                                      ---------            ---------

Deferred Charges                                                      4,182,314            3,610,300
                                                                      ---------            ---------

Other Assets                                                          1,140,764            1,152,417
                                                                      ---------            ---------

               Total Assets                                      $  213,167,466       $  203,207,771
                                                                 ==============       ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                            $    6,686,502       $   12,230,628
     Bank Borrowings                                                 22,000,000           14,000,000
     Accrued Expenses                                                 2,306,717            5,630,624
     Deferred Income                                                    206,168              206,168
     Federal and State Income Taxes                                   5,238,370            1,456,238
                                                                      ---------            ---------

               Total Current Liabilities                             36,437,757           33,523,658

Deferred Compensation Payable                                           974,915              944,339

Deferred Income Taxes                                                 8,074,731            8,074,731

Deferred Income                                                         216,735              216,735
                                                                        -------              -------
               Total Liabilities                                     45,704,138           42,759,463
                                                                     ----------           ----------
Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                  2,201,970            2,201,970
     Additional Paid-In Capital                                      12,647,392           12,467,556
     Retained Earnings                                              154,373,141          147,267,964
          Less:  Cost of Treasury Shares, 1,480,506 and 1,528,797    (2,073,904)          (2,104,218)
     Equity Adjustment from Translation                                 314,729              615,036
                                                                        -------              -------
               Total Stockholders' Equity                           167,463,328          160,448,308
                                                                    -----------          -----------

               Total Liabilities and Stockholders' Equity        $  213,167,466       $  203,207,771
                                                                 ==============       ==============

                                        OEA, INC.
                                     -------------
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)


                                                                    Three Months Ended October 31,
                                                                       1996                 1995
                                                                   -------------        -------------

Net Sales                                                        $   45,339,708       $   34,569,386

Cost of Sales                                                        30,824,416           22,517,106
                                                                     ----------           ----------

          Gross Profit                                               14,515,292           12,052,280

General and Administrative Expenses                                   1,573,833            1,632,319

Research and Development Expenses                                     1,183,667              769,476
                                                                      ---------              -------

          Operating Profit                                           11,757,792            9,650,485

Other Income (Expense):

     Interest Income                                                     44,540              315,513
     Interest Expense                                                   (13,319)             (13,004)
     Other, Net                                                        (113,800)            (125,150)
                                                                       --------             --------

                                                                        (82,579)             177,359
                                                                        -------              -------

          Earnings Before Minority Interest and Income Taxes         11,675,213            9,827,844

     Minority Interest in Net Loss/(Gain) of Consolidated Subsidiary        ---               (3,639)
                                                                   -------------        -------------

          Earnings Before Income Taxes                               11,675,213            9,824,205

Federal and State Income Tax Expense                                  4,570,038            3,736,716
                                                                      ---------            ---------


          Net Earnings                                           $    7,105,175       $    6,087,489
                                                                 ==============       ==============


          Earnings Per Share                                     $         0.35       $         0.30
                                                                 ==============       ==============


Weighted Average Number of Shares Outstanding                        20,520,151           20,487,872
                                                                     ==========           ==========

                                     OEA, INC.
                                   -------------
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                     Three Months Ended October 31,
                                                                       1996                 1995
                                                                   -------------        -------------
     Operating Activities:

          Net Earnings                                           $    7,105,175       $    6,087,489
          Adjustments to reconcile net earnings to net
             cash provided by operating activities:
          Undistributed (earnings) of foreign joint venture             (49,783)             (47,183)
          Depreciation and amortization                               3,618,319            2,412,874
          Increase in deferred compensation payable                      30,577               30,577
          Loss on disposal of property, plant and equipment                 ---               49,685
          Changes in operating assets and liabilities:
               Accounts receivable                                    1,632,480            2,956,896
               Unbilled costs and accrued earnings                   (1,411,700)          (2,218,000)
               Inventories                                           (3,555,800)          (1,056,695)
               Prepaid expenses and other                              (202,847)            (105,060)
               Accounts payable and accrued expenses                 (8,813,035)          (3,677,985)
               Minority interest in gain of consolidated subsidiary         ---                3,639
               Income taxes payable                                   3,782,133            2,979,918
                                                                      ---------            ---------

                    Net cash provided by operating activities         2,135,519            7,416,155


     Investing activities:

          Reductions to investments in and advances to affiliates           ---             (107,775)
          Capital expenditures                                       (7,076,880)          (6,734,723)
          Proceeds from sale of property, plant, and equipment              ---               12,800
          Increase in deferred charges                                 (752,529)                 ---
          (Increase)/decrease in other assets, net                       (8,128)               4,114
                                                                         ------                -----

                    Net cash used in investing activities            (7,837,537)          (6,825,584)


     Financing activities:

          Purchases of common stock for treasury                            ---                  ---
          Proceeds from issuance of treasury stock                      210,150               12,963
          Increase in borrowings                                      8,000,000                  ---
                                                                      ---------              -------

                    Net cash provided by financing activities         8,210,150               12,963

                    Effect of exchange rate changes on cash              16,155              (64,378)
                                                                         ------              -------

                    Net increase in cash and cash equivalents         2,524,287              539,156

     Cash and cash equivalents at beginning of period                 2,560,213           19,342,034
                                                                      ---------           ----------


     Cash and cash equivalents at end of period                  $    5,084,500       $   19,881,190
                                                                 ==============       ==============


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:




                                        Comparisons of

                                        Three Months
                               Ended October 31, 1996 and 1995


                                           Increase (Decrease)


Net Sales                                 $10,770,322           31.2%

Cost of Sales                               8,307,310           36.9%

General and Administrative
      Expenses                                (58,486)          (3.6%)

Research and Development
     Expenses                                 414,191           53.8%

Net Earnings                                1,017,686           16.7%






NET SALES

      The 31.2% increase in sales for the three months ended October 31, 1996, as compared to the prior-year period, was the result of strong hybrid inflator sales. Sales for the automotive segment continued to increase due to increased demand for driver and passenger side air bags for both domestic and foreign automobile manufacturers. First quarter sales for the automotive segment increased 46.3% to $36,362,400, as compared to the prior-year period. Current year automotive sales are projected to continue strong growth over last year. Sales for the nonautomotive segment over prior year decreased 7.6% for the three months ended October 31, 1996, as compared to the prior-year period.

COST OF SALES

      Cost of sales increased by 36.9% for the three months ended October 31, 1996, as compared to the prior-year period. This was primarily attributed to increased sales of the automotive segment. Cost of sales was further increased by production costs associated with OEA's passenger side hybrid inflator, which began high volume production in April 1996 and has continued to increase production levels throughout the first quarter as scheduled.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and Administrative expenses remained steady for the three months ended October 31, 1996, as compared to the prior-year period.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and Development costs were $1,183,700 for the three months ended October 31, 1996, as compared to $769,500 for the prior-year period. These costs are expected to decrease for the remainder of fiscal year 1997 as OEA moves from the development phase to the production phase for its passenger, driver and side-impact hybrid inflators.

NET EARNINGS

      The increase in net earnings of $1,017,700 for the three months ended October 31, 1996, as compared to the prior-year period, was primarily attributed to increased sales in the automotive segment, partially offset by start-up expenses associated with OEA's passenger side hybrid inflator high-volume production line.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at October 31, 1996, increased to $47,085,000. During the three-month period ended October 31, 1996, the Company made capital expenditures totaling approximately $7,076,900 which were funded from operations and bank borrowings. The Company maintains a $40,000,000 Revolving Credit Agreement with its principal bank and at October 31, 1996, had an outstanding balance of $22,000,000 against this line of credit. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through internally generated funds and borrowings from the agreement mentioned above, which can be increased when required.

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

FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements with respect to the Company's sales, plans, products, projections and other matters. These statements are based on assumptions as to future events and are therefore inherently uncertain.
      A number of factors, including those discussed above, may cause the Company's actual results to differ materially from those contemplated by these forward-looking statements.

      The Registrant's automotive safety products have historically consisted of initiators which were sold to other companies for incorporation into inflators and ultimately into air bag modules. The Company's future sales in the automotive segment are expected to consist increasingly of "smokeless" hybrid inflators to be produced by the Company in new manufacturing facilities being constructed and to be constructed. The Company's inflator sales will depend on its success in manufacturing inflators in volume which meet the expectations of its customers in 1997 and increasing its penetration of the inflator market over time.

      The Company's expectations as to future sales are based upon annual blanket purchase orders received by customers in the automotive segment and governmental orders received in the nonautomotive segment. Annual blanket purchase orders are not binding on the Company's customers and actual quantities will depend upon weekly releases received from these customers. However, because the customers have designed the Company's products into their air bag modules, the Company believes that the actual quantity sold will vary based on its customers sales. Governmental orders in the nonautomotive segment can be cancelled or terminated for the convenience of the government. In addition, future technological developments could adversely impact sales of the Company's products.

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month period ended October 31, 1996.

Refer to the Company's annual financial statements for the year ended July 31, 1996, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed except as a result of normal transactions in the interim.

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




                                                 OEA, INC.
                                               (Registrant)






     December 13, 1996
           Date                                 J. Thompson McConathy
                                                Vice President Finance






     December 13, 1996
           Date                                 Charles B. Kafadar
                                                President and
                                                Chief Operating Officer