Form 10-K/A
period 1996-07-31
OEA INC /DE/
filed 1997-03-07
CIK 73864

OEA, INC.

                                                     FORM 10-K/A




                                          Fiscal Year Ended July 31, 1996

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended July 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from            to           .

Commission file number 1-6711.

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

                                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors and executive officers of the Registrant:



            Name                          Position with Company
Ahmed D. Kafadar............. Chairman of the Board and Chief Executive Officer
Charles B. Kafadar(1)........ President, Chief Operating Officer and Director
Ralph A. L. Bogan, Jr.(2)(3). Director
James R. Burnett(3)(1)....... Director
Lewis W. Watson(2)........... Director
Philip E. Johnson(2)(4)...... Director
George S. Ansell(4)(1)....... Director
Robert J. Schultz(4)(1)...... Director
Erwin H. Billig(3)........... Director
Paul J. Martin............... Vice President Administration
J. Thomas McConathy.......... Vice President Finanance, CFO
Nuri Y. Olcer................ Vice President of Engineering Mechanics
Ben E. Paul.................. President of OEA Aerospace, Inc.
-----------

(1) The Company's Directors serve for one year tems. The Company's executive officers serve at the will of the Board of Directors.

(2)      Member of Audit Committee.

(3)      Member of Compensation Committee.

(4)      Member of Corporate Responsibility Committee.

(5)      Member of Board Committee.

         Ahmed D. Kafadar is Chairman of the Board of Directors and Chief Executive Officer of the Company, and has held such positions since 1957. Mr. Kafadar, 81, is the founder of the Company.

         Charles B. Kafadar has been a Director of the Company since 1977 and was elected President and Chief Operating Officer of the Company in 1985.
Dr. Kafadar, 51, is the son of Ahmed D. Kafadar.

         Ralph A. L. Bogan, Jr. has been a Director of the Company since 1969. Mr. Bogan, 74, was Chairman and Chief Executive Officer of National Security Bank, Chicago from 1982 until his retirement in 1991, and is now a financial consultant.

         James R. Burnett has been a Director of the Company since 1977. Dr. Burnett, 71, was Executive Vice President and Deputy General Manager, Space and Defense Sector, of TRW, Inc. (manufacturers of military electronics and space hardware) from 1987 until his retirement in 1991, and is now a consultant.

         Lewis W. Watson has been a Director of the Company since 1981. Mr. Watson, 55, has been President and Director of Intermountain Resources, Inc. (working in mining exploration) since 1981 and formerly was an Audit Partner with Peat, Marwick, Mitchell & Co., certified public accountants, through 1980.

         Philip E. Johnson has been a Director of the Company since 1986. Mr. Johnson, 49, is currently Chairman of the Board of Katy Industries, Inc. and a Director of Bennington, Johnson, Ruttum & Reeve, P.C., a Denver law firm.

         George S. Ansell has been a Director of the Company since 1993. Dr. Ansell, 62, has been President of Colorado School of Mines (CSM) since 1984. He came to CSM after serving as Dean of the School of Engineering at Rensselaer Polytechnic Institute (RPI) in New York where he was a 24-year member of the RPI faculty. Dr. Ansell is also a Director of Cyprus Amax Minerals Company.

         Robert J. Schultz has been a Director of the Company since 1993. Mr. Schultz, 66, Vice Chairman of General Motors from August 1990 until his retirement in January 1993, was responsible for GM Hughes Electronics (defense and automotive electronics), Electronic Data Systems Corporation (information technology), and GM's Corporate Information Activity. Prior to this position, Mr. Schultz was Group Executive in charge of GM's former Chevrolet-Pontiac-GM of Canada group from 1984 through 1989. In 1989, he was elected an Executive Vice President of GM.

         Erwin H. Billig became a Director of the Company in January 1996. Mr. Billig, 69, has been Vice Chairman of MascoTech, Inc. (major supplier to Ford, Chrysler, GM and European auto manufacturers) since 1993, Chairman of Titan Wheel International since 1993, and Vice Chairman of Delco Remy America since
1994. Prior to his current positions, Mr. Billig was Vice President of International Operations at MascoTech from 1977 to 1984 and President and Chief Operating Officer from 1984 to 1993.


         Paul J. Martin, 56, was elected Vice President Administration in October 1996 and Secretary in March 1995. Prior to this recent election, Mr. Martin served as Vice President/Treasurer of OEA, Inc. since August 1994, and Vice President/Treasurer of OEA Aerospace, Inc. since 1979, and has been employed by the Company since 1967.

         J. Thompson McConathy, 49, joined OEA and was elected Vice President Finance and CFO in October 1996. Prior to joining OEA, Mr. McConathy held several senior financial positions with the Black & Decker Corporation over the past eight years and since 1990 served as the Vice President of Finance for the Commercial & Industrial Group.

         Nuri Y. Olcer, 64, was elected Vice President Engineering Mechanics of the Company in 1985. Prior to this election, Dr. Olcer served as Manager, Engineering Mechanics, for twelve years and has been employed by the Company since 1968.

         Ben E. Paul, 68, was elected President of OEA Aerospace, Inc. in May 1995. Prior to this election, Mr. Paul was Vice President of OEA Aerospace, Inc. since June 1994 and Director, Technical Operations since July 1992. Prior to rejoining OEA, Mr. Paul was Manager, Advanced Technology at Scot, Inc. (manufacturer of aerospace propellant devices) from 1978 to 1992.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended July 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with; except that one report covering the grant of options pursuant to the 1994 Employee Stock Option Plan was filed late by each of Messrs. A. D. Kafadar, Martin, and Olcer; a Form 3 report and a report covering the grant of options pursuant to the 1994 Employee Stock Option Plan was filed late by Mr. Paul, and two reports covering the grant of options pursuant to the 1994 Employee Stock Option Plan and one other transaction was filed late by Dr. C. B. Kafadar.



ITEM 11 - EXECUTIVE COMPENSATION


         The following Summary Compensation Table sets forth a summary of the compensation paid by the Company during the last three fiscal years ended July 31, 1994, 1995 and 1996, to its Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers").

                           Summary Compensation Table



Name and Principal Position      Year    Salary    Bonus     Other Annual   Restricted Stock    Options   LTIP          All Other
                                         ($)(1)    ($)(2)    Compensation      Award(s)($)        (#)      Payouts    Compensation
                                                                ($)(3)                                       ($)         ($)(4)

                                         Annual Compensation              Long-Term Compensation
                                         -------------------              ----------------------
                                                                                Awards              Payouts
                                                                          -----------------        ---------
                                                            Other Annual  Restricted               LTIP        All Other
                                         Salary     Bonus   Compensation    Stock     Options     Payouts     Compensation
Name and Principal Position       Year   ($)(1)     ($)(2)    ($)(3)      Award(s)($)   (#)         ($)          ($)(4)
---------------------------       ----   ------     ------  ------------  ----------- -------     -------     ------------



Ahmed D. Kafadar.............     1996    442,000   53,000        --           --      2,500         --           8,413
   Chairman of the Board and      1995    442,000   72,000        --           --         --         --           9,223
   Chief Executive Officer        1994    410,463   69,000        --           --      3,334         --          14,423
Charles B. Kafadar...........     1996    350,002   49,000        --           --      2,500         --           7,940
   President and Chief            1995    350,002   63,000        --           --         --         --           8,703
   Operating Officer              1994    324,778   57,000        --           --      3,000         --          13,869
Paul J. Martin...............     1996    175,011   24,000        --           --      2,000         --           8,189
   Vice President                 1995    155,779   30,000        --           --         --         --           8,977
   Administration                 1994    127,273   25,000        --           --      1,000         --           7,945
Nuri Y. Olcer................     1996    138,008    4,000        --           --        400         --           7,552
   Vice President                 1995    138,008    5,000        --           --         --         --           8,397
   Engineering Mechanics          1994    130,906    5,000        --           --        500         --           8,445
Ben E. Paul..................     1996    190,781    3,000        --           --      1,000         --           7,567
   President of OEA               1995    163,982   30,000        --           --         --         --           8,293
   Aerospace, Inc.                1994    132,710   10,000        --           --      1,000         --           7,798

-----------

(1) Amounts shown include compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(2) Represents amounts accrued for executive officers pursuant to the Company's Incentive Compensation Plan.

(3) Other annual compensation provided during 1996, 1995, and 1994 did not exceed disclosure thresholds established by the Securities and Exchange Commission.

(4) Amounts include the Company's contribution to the Company's Profit Sharing Plan and Pension Plan.

Incentive Compensation

         The Board has, in each of the past several years, authorized payments of incentive compensation (bonus) to employees of the Company, in an aggregate amount to be allocated and distributed at the discretion of the Chairman and President. Sums shown above under "Bonus" include the incentive compensation accrued to the named officers and expensed for financial reporting purposes in fiscal years 1996, 1995 and 1994.

Directors' Compensation

         The Directors of the Company who are employed by it or its subsidiaries were not additionally compensated for their services as Directors during fiscal year 1996. Directors not employed by the Company or its subsidiaries received a base compensation of $9,000 per annum, committee chairmen received an additional base compensation of $1,000 per annum, additional compensation of $2,900 for each board meeting attended, $2,500 for each committee meeting attended on days the Board of Directors did not meet and $2,300 for each committee meeting on days that the Board of Directors met. Directors utilized for consulting purposes received $2,500 per day for their services.

Profit Sharing Plan

         The Company and its wholly owned subsidiary (OEA Aerospace, Inc.) maintain a profit sharing plan with salary reduction provisions permitted by
Section 401(k) of the Internal Revenue Code of 1986, as amended, covering all of their employees. Each fiscal year, the Board of Directors of each Company determine the amount of its contribution to its plan up to 10% of the total compensation of all participants for such fiscal year. These contributions are allocated to the accounts of the participants based on a formula which takes into account the compensation and length of service of each participant. Vesting occurs at the rate of 20% at the end of two years of service, as defined in the plan, and 20% for each year of service thereafter, with full vesting at the end of six years of service. Upon normal retirement, death, disability or termination of employment, a participant's account balance is payable, at the administrative committee's option, either in a lump sum or in periodic payments over a period not to exceed ten years. The compensation column headed "All Other Compensation" includes the listed officers' benefits under the applicable profit sharing plan which were accrued during fiscal years 1996, 1995 and 1994.

Pension Plan

         The Company and its wholly owned subsidiary (OEA Aerospace, Inc.) maintain a pension plan covering all of their employees. Each fiscal year the Company and its subsidiary contribute an amount equal to 5% of the aggregate compensation of all participants in the plan for such fiscal year. Vesting occurs at the rate of 20% at the end of two years of service, as defined in the plan, and 20% for each year of service thereafter, with full vesting at the end of six years of service. Upon normal retirement, death, disability or termination of employment, a participant's account balance is payable in the form of a joint and survivor amount if the participant is married, provided, however, if the participant is not married, or if the participant and his or her spouse so elect, the account balance may be paid in a lump sum or, with the administrative committee's permission, in periodic payments over a period not to exceed ten years. The Compensation column headed "All Other Compensation" includes the listed officers' benefits under the applicable pension plan which were accrued during fiscal years 1996, 1995 and 1994.

Employment Agreements

         The Company has entered into an employment agreement with Ahmed D. Kafadar dated May 5, 1989, providing for his full time, active service as Chairman of the Board of Directors and Chief Executive Officer for an indefinite term. Mr. Kafadar's employment is terminable at any time at his election, or by the Company for any reason. The agreement provides for payments upon termination, pursuant to a formula based on his compensation for the three years prior to his termination, to Mr. Kafadar during his lifetime and to his surviving spouse for up to 15 years following his death. If Mr. Kafadar had terminated his employment as of July 31, 1996, payments calculated in accordance with the agreement would have approximated $170,600 per year for Mr. Kafadar, or $102,400 per year for his surviving spouse.

         The Company has entered into an employment agreement with Charles B. Kafadar dated March 15, 1990, providing for his full time, active service as President and Chief Operating Officer for an indefinite term. Dr. Kafadar's employment is terminable at his election after age 65 and 33 years of continuous service, or by the Company at any time for any reason. Upon termination or retirement, the agreement provides for payments, pursuant to a formula based on his compensation for the three years prior to his termination, to Dr. Kafadar during his lifetime and, in the event of his death, his surviving spouse for up to 10 years. Dr. Kafadar will not be eligible to elect under the agreement to terminate his employment until 2010. If Dr. Kafadar had terminated his employment as of July 31, 1996, termination payments calculated in accordance with the agreement would have approximated $193,300 per year for Dr. Kafadar, or $96,700 per year for his surviving spouse.

Incentive Stock Option Plans

         The stockholders approved an Employees' Stock Option Plan (the "Employees' Plan") on January 13, 1995, and a Nonemployee Directors' Stock Option Plan (the "Directors' Plan") on January 12, 1996. These plans provide for stock options to be granted for a maximum of 600,000 shares of Common Stock under the Employees' Plan and a maximum of 50,000 shares of Common Stock under the Directors' Plan. Options may be granted to employees and nonemployee directors at prices not less than fair market value of the Company's Common Stock on the date of grant. Options granted under the Employees' Plan may be exercised at any time after the grant date, except for executive officers which may be exercised after six months, and options issued under the Directors' Plan may be exercised after the first six months following the grant date. All options must be exercised within 10 years of the grant date, except for those options granted to recipients who own more than 10% of the total combined voting power of the stock of the Company which must be exercised within 5 years of the grant date. Shares may be granted from either authorized but unissued Common Stock or issued shares reacquired and held as treasury stock.

         The Company maintains an incentive stock option plan, for grants prior to July 28, 1994, which provides for the grant, by the Board of Directors, of options to purchase shares of the Company's Common Stock to those officers and key employees of the Company and its subsidiaries who have performed services, which in the opinion of the Board of Directors, were of special importance in the management, operation and development of the Company. Options granted are exercisable during the period commencing one year after the date of grant and ending ten years after the date of grant, except that any option granted to a recipient who owns more than 10% of the total combined voting power of the stock of the Company is exercisable only until five years after the date of grant. The exercise price of the options granted is to be equal to 100% of the fair market value of the Company's Common Stock on the date of the grant, except that the exercise price of any option granted to a recipient who owns more than 10% of the total voting power of the stock of the Company is to be equal to 110% of the fair market value of the Company's Common Stock on the date of the grant.

         The following table sets forth information on option grants made during fiscal year 1996 to the named executive officers. (None of the named executive officers have ever received stock appreciation rights.)

                                          Option Grants in Last Fiscal Year
                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                    Annual Rates of
                                             % of Total                                               Stock Price
                                              Options                                               Appreciation for
                                  Options    Granted to                                               Option Term(2)
                                  Granted    Employees in    Exercise Price   Expiration         -------------------
    Name                         (#)(1)(4)   Fiscal 1996(3)   ($/Share)(1)      Date              5%($)       10%($)
    ----                         ---------   --------------  --------------   ----------         ------     --------

Ahmed D. Kafadar...........        3,334         12.14            30.80        11/03/00          28,371       62,692
Charles B. Kafadar.........        3,000         10.92            28.00        11/03/05          52,827      133,874
Paul J. Martin.............        2,000          7.28            28.00        11/03/05          35,218       89,250
Nuri Y. Olcer..............          400          1.46            28.00        11/03/05           7,044       17,850
Ben E. Paul................        2,000          7.28            28.00        11/03/05          35,218       89,250

-----------

(1) On November 3, 1995, the Board of Directors granted options to purchase an aggregate of 27,472 shares of the Company's $0.10 par value Common Stock at an exercise price equal to $28.00 per share, except that the exercise price of the options granted to any recipient who owns more than 10% of the total voting power of the Company was equal to $30.80 per share. The options granted will expire on November 3, 2005, except that the options granted to any recipient who owns more than 10% of the total voting power of the Company will expire on November 3, 2000. No consideration was or is to be received by the Company for the granting of any option. Under present law and interpretations thereof, the federal income tax treatment of the stock options, in general, is that the optionee is not subject to federal income tax upon the grant of an option or upon the exercise of an option unless the alternative minimum tax requirements of the Internal Revenue Code apply.

(2) Potential realizable value is calculated based on an assumption that the price of the Company's Common Stock appreciates at the annual rate shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not in any way represent the Company's estimate or projection of future stock prices. Actual gains, if any, upon future exercise of any of these options will depend on the actual performance of the Company's Common Stock and the continued employment of the executive officer holding the option through its vesting period.

(3) Based on options to purchase an aggregate of 27,472 shares granted during fiscal year 1996.

(4)      All options vest May 3, 1996.


         The following table sets forth information on option exercises in fiscal year 1996 by the named executive officers and the value of such officers' unexercised options at July 31, 1996.

          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                                     Number of              Value of Unexercised
                                                                                    Unexercised                  In-the-Money
                                                                                     Options at                Options at Fiscal
                                             Number of                             Fiscal Year-End              Year-End($)(1)
                                               Shares                              ----------------         ---------------------
                                             Acquired on          Value              Exercisable/                 Exercisable/
                   Name                       Exercise          Realized($)         Unexercisable                Unexercisable
                   ----                      ------------       -----------        ----------------         ---------------------

Ahmed D. Kafadar.........................         --                 --               16,668/ --                   130,005/ --
Charles B. Kafadar.......................         --                 --               69,000/ --                 1,819,873/ --
Paul J. Martin...........................        3,750             30,000              4,250/ --                    30,125/ --
Nuri Y. Olcer............................         --                 --                5,900/ --                    76,012/ --
Ben E. Paul..............................         --                 --                3,000/ --                    18,250/ --

-----------


(1) Only the value of unexercised, in-the-money options are reported. Value is calculated by (i) subtracting the total exercise price per share from the year-end market value of $34.75 per share and (ii) multiplying by the number of shares subject to the option.

                 COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") is pleased to present its report on executive compensation. This Committee report documents the components of the Company's executive officer compensation programs and describes the basis on which fiscal year 1996 compensation determinations were made by the Committee with respect to the Chief Executive Officer and other executive officers of the Company.

Compensation Philosophy and Overall Objectives of Executive Compensation
Programs

         It is the philosophy of the Company and Committee to ensure that executive compensation be primarily linked to corporate performance and increases in shareholder value. The following objectives have been adopted by the Committee as guidelines for compensation decisions:

         - Provide a competitive total compensation package that enables the Company to attract and retain key executives.

         - Integrate all pay programs with the Company's annual and long-term business objectives and strategy, and focus executive performance on the fulfillment of those objectives.

         - Provide variable compensation opportunities that are directly linked with the performance of the Company and that align executive remuneration with the interests of stockholders.

Compensation Program Components

         The Committee annually reviews the Company's compensation program to ensure that pay levels and incentive opportunities are competitive and reflect the performance of the Company. The particular elements of the compensation program for executive officers are as follows:

 Base Salary -- Base salary levels are determined largely through comparisons with companies of similar revenue size and industry groups. Base pay levels for the executive officers are competitive within a range that the Committee considers reasonable and appropriate. Actual salaries reflect overall Company performance and contributions of the individual within a competitive salary range which is established through job evaluations and market comparisons.

         Management performance goals were met for the fiscal years ended July 31, 1994, July 31, 1995, and July 31, 1996. The Committee recommended that executive salaries be increased effective May 1, 1993, consistent with a 1993 Executive Compensation Review of five (5) published surveys of base salary and total cash compensation comparisons. The 1993 review, adjusted for period differences, and a company survey of automotive safety products and aerospace companies of similar revenue size was utilized for executive salary increases during the fiscal years 1994 and 1995. The Crystal Report of middle market-cap firms was also utilized for the fiscal year 1995 and 1996 determinations.

 Annual Incentive Compensation -- The Company's officers, senior management personnel and all other personnel are eligible to participate in an annual incentive compensation plan with awards based primarily on the achievement of certain corporate net earnings goals and related stock price appreciation. These goals are normally considerably higher than those being attained by other companies of similar or larger revenue size within its primary industry segments. The objective of this plan is to pay competitive levels of total compensation for the attainment of financial objectives that the Committee believes are primary determinants of share price over time. Specifically, the plan intends to focus corporate and individual performance on consistent and steady earnings growth. Targeted awards and base compensation for executive officers under this plan are consistent with targeted awards of companies of similar size and complexity to the Company. Actual awards are subject to increase or decrease on the basis of the Company's earnings performance and at the discretion of the Committee.

 Stock Option Plan -- The Committee believes that the best interests of stockholders will be served by providing executive officers and other key personnel who have substantial responsibility for the continued success and profitability of the Company with an opportunity to increase their ownership of Company Stock. Therefore, from time to time as recommended by the Committee, executive officers and key personnel are granted stock options in accordance with the Company's Incentive Stock Option Plan. These personnel have the right to purchase shares of Common Stock of the Company in the future, at the market value price of the stock on the date of the grant. The value of the options granted relates to personal performance and corporate goals achieved.

 Chief Executive Officer Compensation -- In determining Mr. Ahmed D. Kafadar's fiscal year 1996 pay and the structure of his total compensation package, the Committee considered OEA's technical and financial performance during 1996, the magnitude and effectiveness of the Company's continued expansion into the automotive products industry, the relationship of Mr. Kafadar's compensation with the 75th Percentile Market Consensus for Executive Compensation established in the "1993 Executive Compensation Review" commissioned by the Committee, comparisons with executives of automotive safety products and aerospace companies of similar revenue size, and the 1996 Crystal Report on the total direct compensation of CEO's in 500 middle market-cap firms.

         During fiscal year 1996, OEA had another record year and continued its successful growth in its automotive safety products segment. In 1996, the Company increased automotive sales by 28% and operating profit by 19% which were derived from airbag initiators, inflators, gas generators and igniter cord. Automotive product sales increased to 76% of total sales compared to 70% in the prior year and 62% in 1994. Production of the "smokeless" hybrid inflators was successfully launched in Denver during the year for delivery to module manufacturers. OEA's continued expansion in the automotive air bag market should provide continued growth and profitability.

         The Committee recognizes Mr. Kafadar's significant contribution to the above; however, his base salary was not increased during 1996 and a modest decrease in incentive compensation was granted pending completion of a study regarding near-term and long-term incentives.

 Summary -- Based upon the 1996 Crystal Reports and its review of base salary and total cash executive compensation comparisons for companies of similar revenue and industry groups, the Committee believes that the total compensation program for certain executive personnel of the Company may not be competitive. This matter is being thoroughly reviewed at this time. The Committee also believes that the stock option program provides opportunities to participants that are consistent with the returns generated for the Company's Stockholders.

                                           Dr. J. Robert Burnett, Chairman
                                           Ralph A. L. Bogan, Jr.
                                           Erwin H. Billig




         The following graph compares the yearly percentage change in cumulative total stockholder return on the Company's Common Stock during the five years ended July 31, 1996, with the cumulative total return on the S&P 500 Index and the S&P Automobiles Index. The comparison assumes $100 was invested on July 31, 1991, in the Company's Common Stock and in each of such indices and assumes reinvestment of dividends, if any.

         EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC


                                                 Data Points

                                     1991    1992   1993    1994    1995   1996
                                     ----    ----   ----    ----    ----   ----

o   OEA, Inc......................    100     169    184     219     219    256
+   S&P 500.......................    100     113    123     129     163    190
*   S&P Automobiles...............    100     127    164     186     182    204





ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Certain Beneficial Owners
         As of November 29, 1996, the following persons, exclusive of management, were known to the Company to own beneficially more than 5% of the only class of voting securities of the Company (i.e. Common Stock, $0.10 par value):

                                               Amount and
    Name and Address of                         Nature of              Percent
     Beneficial Owner                      Beneficial Ownership*       of Class*
    -------------------                    ---------------------       ---------

Raymond Shaheen, Esq., Trustee                1,376,616(1)              6.7
20 North Wacker Drive
Chicago, Illinois 60606

T. Rowe Price Associates, Inc.                1,491,000(2)              7.3
100 E. Pratt Street
Baltimore, Maryland 21202

-----------

* This information is taken from statements filed by beneficial owners with the SEC and by reference to the transfer agent's records as of November 29, 1996.

(1) Mr. Shaheen holds record title and voting rights to such shares under the terms of four separate trusts established by Ahmed D. Kafadar in 1960 for the benefit of his children.

(2) T. Rowe Price Associates, Inc. is a Registered Investment Advisor and the shares are owned on behalf of their clients. T. Rowe Price has sole investment authority over all shares and sole voting authority for 136,500 shares and no voting authority over 1,354,500 shares.

Management
         As of November 29, 1996, the following Directors and Officers, individually, and all Directors and Officers as a group, beneficially owned shares of the only class of voting securities of the Company (i.e. Common Stock, $0.10 par value) as follows:

                                         Amount and Nature of          Percent
       Name of Beneficial Owner         Beneficial Ownership**        of Class**
       ------------------------         ----------------------        ----------
Ahmed D. Kafadar......................      2,640,861(1)(4)              12.9
Charles B. Kafadar....................        134,421(2)(4)               --
Ralph A. L. Bogan, Jr. ...............        119,225                     --
James R. Burnett......................         18,625(3)                  --
Lewis W. Watson.......................          2,125                     --
Philip E. Johnson.....................         12,625                     --
George S. Ansell......................            825                     --
Robert J. Schultz.....................          4,625                     --
Erwin H. Billig.......................            625                     --
Paul J. Martin........................         28,534(4)                  --
J. Thompson McConathy.................            100                     --
Nuri Y. Olcer.........................         40,956(4)                  --
Ben E. Paul...........................         47,568(4)                  --
All Directors and Executive Officers
as a group(the 13 persons named above).      3,051,115                   14.9
-----------

** This information is taken from statements filed by beneficial owners with the SEC and by reference to the transfer agent's records as of November 29, 1996. A line indicates ownership of less than 1%.

(1) Includes 21,768 shares held by Mr. Kafadar of record, 66,012 shares held in joint tenancy with his wife, 1,167,597 shares held as trustee of the Ahmed D. Kafadar Family Trust, 568,838 shares held as trustee of the Maryanna B. Kafadar Family Trust and 803,478 shares held as trustee of the Ahmed D. Kafadar Marital Trust. Does not include 41,266 shares held by his wife in her own name, of which he disclaims beneficial ownership.

(2) Includes 48,445 shares held by Dr. Kafadar of record and 32,476 shares held in joint tenancy with his wife, in which voting power is shared. Does not include 10,250 shares held by his wife in her own name or 38,584 shares held by his wife as custodian for their children, of which he disclaims beneficial ownership.

(3) Dr. Burnett holds these shares in a living trust with his wife, and in which voting power is shared.

(4) Includes unexercised stock options under the Company's Incentive Stock Option Plan: Mr. A. D. Kafadar, 13,168 shares; Dr. C. B. Kafadar, 53,500 shares; Mr. R. A. L. Bogan, Jr., 625 shares; Dr. J. R. Burnett, 625 shares; Mr. L. W. Watson, 625 shares; Mr. P. E. Johnson, 625 shares; Dr. G. S. Ansell, 625 shares; Mr. R. J. Schultz, 625 shares; Mr. E. H. Billig, 625 shares; Mr. P. J. Martin, 6,250 shares; Dr. N. Y. Olcer, 6,300 shares; and Mr. B. E. Paul, 4,000 shares.




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

                                                  Ernst & Young LLP

Denver, Colorado
October 9, 1996
                                                                      23

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