Form 10-Q
period 1997-01-31
OEA INC /DE/
filed 1997-03-18
CIK 73864

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                 Securities Exchange Act of 1934

For the Quarterly period ended January 31, 1997

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

   20,544,919 Shares of Common Stock at March 7, 1997.

                      PART I - FINANCIAL INFORMATION





ITEM 1.           Financial Statements




         Index to Financial Statements                             Page No.




           Consolidated Condensed Balance Sheets
                  January 31, 1997 (unaudited)
                  and July 31, 1996...............................    2

           Consolidated Condensed Statements
                  of Earnings (unaudited)
                  Three Months and Six Months
                  Ended January 31, 1997 and 1996.................    3

           Consolidated Condensed Statements
                  of Cash Flows (unaudited) Six Months
                  Ended January 31, 1997 and 1996.................    4

                                    OEA, INC.
                                  -------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                  January 31, 1997     July 31, 1996
                                                                  ----------------     -------------
                                                                   (Unaudited)
Current Assets:
     Cash and Cash Equivalents                                   $    2,817,870       $    2,560,213
     Accounts Receivable, Net                                        33,570,969           29,960,161
     Unbilled Costs and Accrued Earnings                              7,462,100            6,845,200
     Income Taxes Receivable                                                ---              832,906
     Inventories
          Raw Material and Component Parts                           22,885,256           21,238,135
          Work-in-Process                                            16,611,844           11,751,544
          Finished Goods                                              4,733,372            3,623,341
                                                                   -------------        -------------
                                                                     44,230,472           36,613,020

     Prepaid Expenses and Other Current Assets                          741,613              767,952
                                                                   -------------        -------------
               Total Current Assets                                  88,823,024           77,579,452
                                                                   -------------        -------------

Cash Value of Life Insurance                                            317,094              317,094
                                                                   -------------        -------------

Property, Plant and Equipment                                       192,646,186          154,946,472
     Less:  Accumulated Depreciation                                 47,578,619           40,800,194
                                                                   -------------        -------------
            Property, Plant and Equipment,Net                       145,067,567          114,146,278

Long-Term Receivable                                                  3,000,000            3,000,000

Investment in Foreign Joint Venture                                   3,703,501            3,402,230

Deferred Charges                                                      7,169,745            3,610,300

Other Assets                                                          1,135,490            1,152,417
                                                                   -------------        -------------
               Total Assets                                      $  249,216,421       $  203,207,771
                                                                   =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts Payable                                            $    8,154,234       $   12,230,628
     Bank Borrowings                                                        ---           14,000,000
     Accrued Expenses                                                 3,063,487            5,630,624
     Deferred Income                                                    206,168              206,168
     Federal and State Income Taxes                                   2,386,449            1,456,238
                                                                   -------------        -------------
               Total Current Liabilities                             13,810,338           33,523,658

Bank Borrowings                                                      58,000,000                  ---

Deferred Compensation Payable                                         1,005,491              944,339

Deferred Income Taxes                                                 8,074,731            8,074,731

Deferred Income                                                         216,735              216,735
                                                                   -------------        -------------
               Total Liabilities                                     81,107,295           42,759,463
                                                                   -------------        -------------
Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                  2,201,970            2,201,970
     Additional Paid-In Capital                                      12,781,213           12,467,556
     Retained Earnings                                              155,915,317          147,267,964
          Less: Cost of Treasury Shares, 1,475,681 and 1,505,256     (2,175,929)          (2,104,218)
     Equity Adjustment from Translation                                (613,445)             615,036
                                                                   -------------        -------------
               Total Stockholders' Equity                           168,109,126          160,448,308
                                                                   -------------        -------------
               Total Liabilities and Stockholders' Equity        $  249,216,421       $  203,207,771
                                                                   =============        =============

                                              OEA, INC.
                                           -------------

                       CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)




                                                   Three Months Ended January 31,       Six Months Ended January 31,
                                                        1997           1996                 1997           1996
                                                    -------------  -------------        -------------  -------------


Net Sales                                         $   51,486,209 $   36,738,105       $   96,825,917 $   71,307,491

Cost of Sales                                         37,029,068     22,813,563           67,853,484     45,330,669
                                                    -------------  -------------        -------------  -------------
          Gross Profit                                14,457,141     13,924,542           28,972,433     25,976,822

General and Administrative Expenses                    1,950,424      1,883,216            3,524,257      3,515,535

Research and Development Expenses                         82,956      2,088,795            1,266,623      2,858,271
                                                    -------------  -------------        -------------  -------------
          Operating Profit                            12,423,761      9,952,531           24,181,553     19,603,016

Other Income (Expense):

     Interest Income                                      63,460        228,701              108,000        544,214
     Interest Expense                                     (2,760)       (57,059)             (16,079)       (70,063)
     Other, Net                                          174,005        (86,403)              60,205       (211,553)
                                                    -------------  -------------        -------------  -------------
                                                         234,705         85,239              152,126        262,598
                                                    -------------  -------------        -------------  -------------

          Earnings Before Minority Interest and       12,658,466     10,037,770           24,333,679     19,865,614
            Income Taxes

     Minority Interest in Net Loss of Consolidated           ---         28,233                  ---         24,594
       Subsidiary
                                                    -------------  -------------        -------------  -------------

          Earnings Before Income Taxes                12,658,466     10,066,003           24,333,679     19,890,208

Federal and State Income Tax Expense                   4,854,082      3,908,022            9,424,120      7,644,738
                                                    -------------  -------------        -------------  -------------

          Net Earnings                            $    7,804,384 $    6,157,981       $   14,909,559 $   12,245,470
                                                    =============  =============        =============  =============


          Earnings Per Share                      $         0.38 $         0.30       $         0.73 $         0.60
                                                    =============  =============        =============  =============


Weighted Average Number of Shares Outstanding         20,541,348     20,495,789           20,531,781     20,491,894
                                                    =============  =============        =============  =============



                                              OEA, INC.
                                           -------------

                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)




                                                                      Six Months Ended January 31,
                                                                       1997                 1996
                                                                   -------------        -------------

     Operating Activities:

          Net Earnings                                           $   14,909,559       $   12,245,470
          Adjustments to reconcile net earnings to net
            cash provided by operating activities:
          Undistributed earnings of foreign joint venture              (301,271)            (135,140)
          Depreciation and amortization                               7,387,885            5,011,949
          Increase in deferred compensation payable                      61,152               61,152
          Loss on disposal of property, plant and equipment                 ---               94,331
          Changes in operating assets and liabilities:
               Accounts receivable                                   (3,012,227)           3,376,498
               Unbilled costs and accrued earnings                     (616,900)          (4,156,100)
               Inventories                                           (7,769,112)          (5,361,468)
               Prepaid expenses and other                                19,022              (18,398)
               Accounts payable and accrued expenses                 (6,377,577)            (682,718)
               Minority interest in loss of consolidated subsidiary         ---              (24,594)
               Income taxes payable                                     930,212             (211,317)
                                                                   -------------        -------------
                    Net cash provided by operating activities         5,230,743           10,199,665


     Investing activities:

          Reductions to investments in and advances to affiliates           ---           (1,324,010)
          Capital expenditures                                      (38,930,502)         (15,458,629)
          Proceeds from sale of property, plant, and equipment              ---               12,800
          Increase in start-up costs                                 (3,920,475)                 ---
          Increase in other assets, net                                 (22,634)            (535,933)
                                                                   -------------        -------------
                    Net cash used in investing activities           (42,873,611)         (17,305,772)



     Financing activities:

          Purchases of common stock for treasury                       (116,875)            (164,459)
          Proceeds from issuance of treasury stock                      358,820              276,378
          Payment of dividends                                       (6,162,208)          (5,124,289)
          Increase in borrowings, net                                44,000,000                  ---
                                                                   -------------        -------------

                 Net cash provided by financing activities           38,079,737           (5,012,370)

                 Effect of exchange rate changes on cash               (179,212)            (292,093)
                                                                   -------------        -------------
                 Net increase/(decrease) in cash and cash               257,657          (12,410,570)
                   equivalents

     Cash and cash equivalents at beginning of period                 2,560,213           19,342,034
                                                                   -------------        -------------

     Cash and cash equivalents at end of period                  $    2,817,870       $    6,931,464
                                                                   =============        =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:




                                                               Comparisons of
                                             ----------------------------------------------------
                                                 Three Months                     Six Months
                                               Ended January 31,               Ended January 31,
                                                1997 and 1996                   1997 and 1996
                                             Increase (Decrease)             Increase (Decrease)
                                             -------------------             -------------------


Net Sales                             $14,748,104        40.1%             25,518,426      35.8%

Cost of Sales                          14,215,505        62.3%             22,522,815      49.7%

General and
Administrative
Expenses                                   67,208         3.6%                  8,722       0.2%

Research and
Development
Expenses                               (2,005,839)      (96.0%)            (1,591,648)    (55.7%)

Net Earnings                            1,646,403        26.7%              2,664,089      21.8%



NET SALES

         The 40.1% increase in sales for the three months ended January 31, 1997, and the 35.8% increase for the six months ended January 31, 1997, as compared to prior-year periods, were primarily due to the sales of OEA's first generation hybrid inflator for passenger side air bags, which began high-volume production in the third quarter of fiscal year 1996. Automotive segment sales increased by 53.2% for the second quarter and by 49.9% for the first half due to strong customer acceptance of the Company's hybrid inflator program and to increased demand for air bags from both domestic and foreign automobile manufacturers. Nonautomotive segment sales increased by 3.6% for the second quarter and decreased by 2.0% for the first half of fiscal year 1997, as compared to the prior-year periods.

COST OF SALES

         Cost of sales increased by 62.3% for the three months ended January 31, 1997, and by 49.7% for the six months ended January 31, 1997, as compared to the prior-year periods. Gross margins were $14,457,100, or 28.1% of sales, for the second quarter and $28,972,400, or 29.9% of sales, for the first half of fiscal year 1997 as compared to prior-year margins of $13,924,500, or 37.9% of sales, for the second quarter and $25,976,800, or 36.4% of sales, for the first half. This reflects a major shift in product mix in the automotive segment. In the fiscal year 1996 period, initiator sales represented a significantly higher percentage of total automotive segment sales than for the six months ended January 31, 1997. This decrease was directly related to increased hybrid inflator sales. Initiators represent a more mature, higher margin product line, whereas hybrid inflators are in the early production and start-up stages of the products' life cycle. As production increases and the products mature, hybrid inflator margins are expected to improve. The three new major product lines currently in the start-up stage are: 1)the driver's side hybrid inflator, 2)the side-impact hybrid inflator, and 3)the second generation passenger side hybrid inflator. The Company is currently in a low-volume production mode for these three products. This further reduces margins because low-volume production has significantly higher costs per unit than high-volume production; however, it is an essential bridge in the Company's rapid ramp-up to high-volume production of hybrid inflators. Initial high-volume production of these hybrid inflators is scheduled for the fourth quarter of fiscal year 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses remained flat for the three months and for the six months ended January 31, 1997, as compared to the prior-year periods. The expenses, as a percentage of sales, were as follows:

         Three Months ended January 31, 1996 and 1997               5.1% to 3.8%
         Six Months ended January 31, 1996 and 1997                 4.9% to 3.6%

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs decreased by $2,005,800 for the three months ended January 31, 1997, and $1,591,600 for the six months ended January 31, 1997, as compared to the prior-year periods. The Company has temporarily shifted its resources from product research and development to product launch for its driver's side hybrid inflator, its side-impact hybrid inflator, and its second generation passenger side hybrid inflator. Development costs are expected to remain at a low level for the remainder of fiscal year 1997.

NET EARNINGS

         Net earnings increased by $1,646,400, or 26.7%, for the three months ended January 31, 1997, and by $2,664,100, or 21.8%, for the six months ended January 31, 1997, as compared to prior-year periods. These increases were primarily due to the increased sales of the automotive segment, partially offset by the effects of its changing product mix. Additionally, the significant reduction in development costs was largely offset by the additional costs of running low-volume production lines for OEA's new hybrid inflators.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased during the quarter to $75,012,700. During the six-month period ended January 31, 1997, the Company made capital expenditures totaling approximately $38,930,500 which were funded from bank borrowings and from operations. On December 18, 1996, the Company entered into a four-year, $100,000,000 Revolving Credit Agreement with a group of four banks. The Company's principal bank is acting as agent for this agreement. The Company had $58,000,000 of long-term debt against this credit facility at January 31, 1997. The Company incurred gross interest charges of $692,229, of which $676,150 was capitalized, related to bank borrowings during the six months ended January 31, 1997. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings from the agreement mentioned above and from internally generated funds.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency is used as the functional currency for the subsidiary. A translation adjustment results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency gains (losses) resulting from foreign currency transactions are included in the consolidated statements of earnings.


FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to the Company's sales, plans, products, projections and other matters. These statements are based on assumptions as to future events and are therefore inherently uncertain. A number of factors, including those discussed below, may cause the Company's actual results to differ materially from those contemplated by these forward-looking statements.

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


The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and the six-month periods ended January 31, 1997.

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

                  None


Item 3.           Defaults on Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Company's annual stockholders' meeting held on January 10, 1997, nine directors were elected for the ensuing year.





                Results of Shareholders' Voting at Annual Meeting


                                                              Votes Cast

                                                                                   No Proxy         Total Shares
Directors Elected:                            For          Against     Withheld    Received         Outstanding

   Ahmed D. Kafadar, Chairman             19,106,681          -         31,671     1,402,342         20,540,694
   Charles B.  Kafadar                    19,114,936          -         23,416     1,402,342         20,540,694
   Ralph A.L. Bogan, Jr.                  19,115,136          -         23,216     1,402,342         20,540,694
   James R. Burnett                       19,111,541          -         26,811     1,402,342         20,540,694
   Lewis W. Watson                        19,115,556          -         22,796     1,402,342         20,540,694
   Philip E. Johnson                      19,121,831          -         16,521     1,402,342         20,540,694
   George S. Ansell                       19,113,556          -         24,796     1,402,342         20,540,694
   Robert J. Schultz                      19,115,251          -         23,101     1,402,342         20,540,694
   Erwin H. Billig                        19,113,736          -         24,616     1,402,342         20,540,694



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




                                                    OEA, INC.
                                                  (Registrant)






    March 14, 1997                            J. Thompson McConathy
    Date                                      Vice President Finance






     March 14, 1997                           Charles B. Kafadar
     Date                                     President