Form 10-Q
period 1997-04-30
OEA INC /DE/
filed 1997-06-11
CIK 73864

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the
                   Securities Exchange Act of 1934

For the Quarterly period ended  April 30, 1997

                                       OR

[ ]  Transition  Report Pursuant to  Section  13 or  15(d) of the
                     Securities Act of 1934

For the transition period from                  to

Commission file number           1-6711

                                    OEA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        36-2362379
     (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)               Number)

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

               20,550,019 Shares of Common Stock at June 6, 1997.

                         PART I - FINANCIAL INFORMATION





ITEM 1.  Financial Statements




         Index to Financial Statements                               Page No.



                  Consolidated Condensed Balance Sheets
                         April 30, 1997 (unaudited)
                         and July 31, 1996.............................  2

                  Consolidated Condensed Statements
                         of Earnings (unaudited)
                         Three Months and Nine Months
                         Ended April 30, 1997 and 1996.................  3

                  Consolidated Condensed Statements
                         of Cash Flows (unaudited) Nine Months
                         Ended April 30, 1997 and 1996.................  4

                  Notes to Consolidated Condensed Financial
                         Statements (Unaudited)........................  5

                                    OEA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                               April 30, 1997         July 31, 1996
                                                                                (Unaudited)
Current Assets:
     Cash and Cash Equivalents                                                $   6,423,928          $   2,560,213
     Accounts Receivable, Net                                                    36,448,429             29,960,161
     Unbilled Costs and Accrued Earnings                                          6,898,200              6,845,200
     Income Taxes Receivable                                                            ---                832,906
     Inventories
          Raw Material and Component Parts                                       26,273,427             21,238,135
          Work-in-Process                                                        17,339,573             11,751,544
          Finished Goods                                                          9,667,423              3,623,341
                                                                                  ---------              ---------
                                                                                 53,280,423             36,613,020

     Prepaid Expenses and Other Current Assets                                      372,546                767,952
                                                                                    -------                -------
               Total Current Assets                                             103,423,526             77,579,452
                                                                                -----------             ----------
Cash Value of Life Insurance                                                        317,094                317,094
                                                                                    -------                -------
Property, Plant and Equipment                                                   211,736,410            154,946,472
     Less:  Accumulated Depreciation                                             51,176,431             40,800,194
                                                                                 ----------             ----------
               Property, Plant and Equipment, Net                               160,559,979            114,146,278

Long-Term Receivable                                                              3,000,000              3,000,000

Investment in Foreign Joint Venture                                               2,322,938              3,402,230

Deferred Charges                                                                 10,496,673              3,610,300

Other Assets                                                                      1,158,520              1,152,417
                                                                                  ---------              ---------
               Total Assets                                                   $ 281,278,730          $ 203,207,771
                                                                              =============          =============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Accounts Payable                                                         $  12,017,936          $  12,230,628
     Bank Borrowings                                                                    ---             14,000,000
     Accrued Expenses                                                             5,040,853              5,630,624
     Deferred Income                                                                206,168                206,168
     Federal and State Income Taxes                                               2,537,173              1,456,238
                                                                                  ---------              ---------
               Total Current Liabilities                                         19,802,130             33,523,658

Bank Borrowings                                                                  75,000,000                    ---

Deferred Compensation Payable                                                     1,036,067                944,339

Deferred Income Taxes                                                             8,074,730              8,074,731

Deferred Income                                                                     216,735                216,735
                                                                                    -------                -------
               Total Liabilities                                                104,129,662             42,759,463
                                                                                -----------             ----------
Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                              2,201,970              2,201,970
     Additional Paid-In Capital                                                  12,680,450             12,467,556
     Retained Earnings                                                          166,109,684            147,267,964
          Less:  Cost of Treasury Shares, 1,469,681 and 1,505,256                (1,945,866)            (2,104,218)
     Equity Adjustment from Translation                                          (1,897,170)               615,036
                                                                                 ----------                -------
               Total Stockholders' Equity                                       177,149,068            160,448,308
                                                                                -----------            -----------
               Total Liabilities and Stockholders' Equity                     $ 281,278,730          $ 203,207,771
                                                                              =============            ===========

                                    OEA, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)


                                                              Three Months Ended April 30,         Nine Months Ended April 30,
                                                                 1997             1996                1997              1996
                                                             --------------   --------------     ---------------   ---------------


Net Sales                                                    $  54,396,739     $ 35,907,188      $  151,222,656    $  107,214,679

Cost of Sales                                                   39,889,900       21,879,025         107,743,384        67,209,694
                                                                ----------       ----------         -----------        ----------
          Gross Profit                                          14,506,839       14,028,163          43,479,272        40,004,985

General and Administrative Expenses                              1,739,633        1,606,184           5,263,890         5,121,719

Research and Development Expenses                                  109,395        2,726,124           1,376,018         5,584,395
                                                                   -------        ---------           ---------         ---------
          Operating Profit                                      12,657,811        9,695,855          36,839,364        29,298,871

Other Income (Expense):

     Interest Income                                                61,855           98,607             169,855           642,821
     Interest Expense                                              (93,793)            (190)           (109,872)          (70,253)
     Gain on Sale of Pyrospace S.A.                              3,243,758             ----           3,243,758              ----
     Other, Net                                                    209,562          222,059             269,767            10,506
                                                                   -------          -------             -------            ------
Total Other Income (Expense)                                     3,421,382          320,476           3,573,508           583,074
                                                                 ---------          -------           ---------           -------

          Earnings Before Minority Interest and Income Taxes    16,079,193       10,016,331          40,412,872        29,881,945

     Minority Interest in Net Loss of Consolidated Subsidiary          ---              ---                 ---            24,594
                                                                 ---------       ----------          ----------        ----------

          Earnings Before Income Taxes                          16,079,193       10,016,331          40,412,872        29,906,539

Federal and State Income Tax Expense                             5,984,830        3,434,587          15,408,951        11,079,325
                                                                 ---------        ---------          ----------        ----------

          Net Earnings                                     $    10,094,363    $   6,581,744    $     25,003,921   $    18,827,214
                                                           ===============    =============    ================   ===============

          Earnings Per Share                               $          0.49    $        0.32    $           1.22   $          0.92
                                                           ===============    =============    ================   ===============


Weighted Average Number of Shares Outstanding                   20,545,595       20,502,645          20,536,284        20,495,394
                                                                ==========       ==========          ==========        ==========

                                    OEA, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                            Nine Months Ended April 30,
                                                                             1997                 1996
                                                                        ---------------      ---------------
     Operating Activities:
          Net Earnings                                                    $ 25,003,921        $  18,827,214
          Adjustments to reconcile net earnings to net
             cash provided by operating activities:
          Undistributed earnings of foreign joint venture                     (301,271)            (210,916)
          Depreciation and amortization                                     11,246,377            7,521,176
          Increase in deferred compensation payable                             91,728                  ---
          Loss on disposal of property, plant and equipment                        ---              146,549
          Changes in operating assets and liabilities:
               Accounts receivable                                          (7,018,168)               6,023
               Unbilled costs and accrued earnings                             (53,000)          (3,002,500)
               Inventories                                                 (16,884,367)         (10,111,766)
               Prepaid expenses and other                                      790,922              161,244
               Accounts payable and accrued expenses                          (651,509)          (2,189,098)
               Minority interest in loss of consolidated subsidiary                ---              (24,594)
               Income taxes payable                                          1,913,842            1,224,877
                                                                             ---------             --------

                    Net cash provided by operating activities               14,138,475           12,348,209


     Investing activities:

          Additions/(reductions) to investments in
               and advances to affiliates                                    4,624,323           (1,324,010)
          Capital expenditures                                             (58,855,885)         (24,218,149)
          Gain on Sale of Pyrospace S.A.                                    (3,243,758)                 ---
          Proceeds from sale of property, plant, and equipment                     ---               36,000
          Increase in deferred charges                                      (7,427,919)                 ---
          Increase in cash value of life insurance                                 ---              (37,481)
          Increase in other assets, net                                         (6,103)            (713,425)
                                                                                ------             --------

                    Net cash used in investing activities                  (64,909,342)         (26,257,065)

     Financing activities:

          Purchases of common stock for treasury                              (116,875)            (275,310)
          Proceeds from issuance of treasury stock                             488,121              431,003
          Payment of dividends                                              (6,162,208)          (5,124,289)
          Increase in borrowings, net                                       61,000,000            1,000,000
                                                                            ----------           ----------

                    Net cash provided by financing activities               55,209,038           (3,968,596)

                    Effect of exchange rate changes on cash                   (574,456)            (259,752)
                                                                              --------             --------
                    Net increase/(decrease) in cash and cash equivalents     3,863,715          (18,137,204)

     Cash and cash equivalents at beginning of period                        2,560,213           19,342,034
                                                                             ---------           ----------
     Cash and cash equivalents at end of period                            $ 6,423,928         $  1,204,830
                                                                           ===========         ============

        Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and the nine-month periods ended April 30, 1997.

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

Note 2 - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Note 3 - Bank Borrowings

On December 18, 1996, the Company entered into a four-year, $100,000,000 unsecured revolving credit agreement with a group of four banks with an interest rate equal to .625% per annum above the federal funds rate. At the Company's sole discretion, it may convert the loan , or any part thereof, to a Eurodollar Loan with an interest rate equal to .625% per annum above the LIBOR rate. The Company is required to pay an annual commitment fee equal to .125 of 1% on the total amount of the commitment. At April 30, 1997, the long-term debt outstanding relating to this credit facility was $75,000,000. Interest costs incurred during the nine months ended April 30, 1997 were $2,203,733, including capitalized interest costs of $2,093,861. The weighted average interest rate on bank borrowings during the first nine months of fiscal year 1997 was 6%.

Note 4 - Pyrospace Merger/Sale

The Company's French aerospace affiliate, Pyrospace S.A. (45% ownership), merged with another French aerospace company, Pyromeca S.A., effective December 31, 1996, creating a new entity, Pyroalliance S.A. OEA sold its 45% share of the original Pyrospace to SNPE (owner of Pyromeca) for 25 million French francs ($4.8 million) and 10% ownership in Pyroalliance. This transaction was finalized and the resulting $3.2 million gain was recorded in April 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                                                          Comparisons of
                                                ----------------------------------------------------------------------
                                                       Three Months                                Nine Months
                                                      Ended April 30,                             Ended April 30,
                                                       1997 and 1996                               1997 and 1996
                                                    Increase (Decrease)                         Increase(Decrease)
                                                 ---------------------------                   -----------------------
Net Sales                                          $18,489,551         51.5%                   44,007,977        41.0%

Cost of Sales                                       18,010,875         82.3%                   40,533,690        60.3%

General and
Administrative
Expenses                                               133,449          8.3%                      142,171         2.8%

Research and
Development
Expenses                                            (2,616,729)       (96.0%)                  (4,208,377)      (75.4%)

Net Earnings                                         3,512,619         53.4%                    6,176,707        32.8%

NET SALES

The 51.5% increase in sales for the three months ended April 30, 1997, and the 41.0% increase for the nine months ended April 30, 1997, as compared to prior-year periods, were primarily due to the sales of OEA's first generation inflator for passenger side air bags, which began high-volume production in the third quarter of fiscal year 1996. Automotive segment sales increased by 53.6% for the third quarter and by 51.3% for the first nine months due to strong customer acceptance of the Company's inflator program and to increased demand for air bags from both domestic and foreign automobile manufacturers. Nonautomotive segment sales increased by 42.6% and 9.8% for the third quarter and the nine months, respectively, as compared to the prior-year periods.

COST OF SALES

Cost of sales increased by 82.3% for the three months ended April 30, 1997, and by 60.3% for the nine months ended April 30, 1997, as compared to the prior-year periods. Gross margins were $14,506,800, or 26.7% of sales, for the third quarter and $43,479,300, or 28.8% of sales, for the first nine months of fiscal year 1997 as compared to prior-year margins of $14,028,200, or 39.1% of sales, for the third quarter and $40,005,000, or 37.3% of sales, for the first nine months. This reflects a major shift in product mix in the automotive segment. In the fiscal year 1996 period, initiator sales represented a significantly higher percentage of total automotive segment sales than for the nine months ended April 30, 1997. This decrease was directly related to increased inflator sales. Initiators represent a more mature, higher margin product line, whereas inflators are in the early production and start-up stages of the products' life cycle. As production increases and the products mature, inflator margins are expected to improve. The three new major product lines currently in the start-up stage are: 1)the driver's side inflator, 2)the side-impact inflator, and 3)the second generation passenger side inflator. The Company is currently in a low-volume production mode for these three products. This further reduces margins because low-volume production has significantly higher costs per unit than high-volume production; however, it is an essential bridge in the Company's rapid ramp-up to high-volume production of inflators. Initial high-volume production of these inflators is scheduled for the fourth quarter of fiscal year 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $133,400 for the three months ended April 30, 1997 and by $142,200 for the nine months ended April 30, 1997, as compared to the prior-year periods. These increases are primarily attributed to the increased activity in the Company's inflator division. The expenses, as a percentage of sales, were as follows:

 Three Months ended April 30, 1996 and 1997  4.5% to 3.2%
 Nine Months ended April 30, 1996 and 1997   4.8% to 3.5%

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs decreased by $2,616,700 for the three months ended April 30, 1997, and $4,208,400 for the nine months ended April 30, 1997, as compared to the prior-year periods. The Company has temporarily shifted its resources from product research and development to product launch for its driver's side, side-impact, and second generation passenger side inflators. Development costs are expected to remain at a low level for the remainder of fiscal year 1997.

NET EARNINGS

Net earnings increased by $3,512,600, or 53.4%, for the three months ended April 30, 1997, and by $6,176,700, or 32.8%, for the nine months ended April 30, 1997, as compared to prior-year periods. Approximately half of the third quarter increase relates to a gain, net of taxes, on the sale of a portion of OEA's 45% interest in its French joint venture, Pyrospace. Pyrospace and another French aerospace company, Pyromeca, were merged to create a new company, Pyroalliance. OEA retains a 10% ownership interest in Pyroalliance. The remainder of these increases were primarily due to the increased sales of the automotive segment, partially offset by the effects of its changing product mix. Additionally, the significant reduction in development costs was partially offset by the additional costs of running low-volume production lines for OEA's new inflators.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased during the quarter to $83,621,400. During the nine-month period ended April 30, 1997, the Company made capital expenditures totaling approximately $58,855,900 which were funded from bank borrowings. On December 18, 1996, the Company entered into a four-year, $100,000,000 Revolving Credit Agreement with a group of four banks. The Company's principal bank is acting as agent for this agreement. The Company had $75,000,000 of long-term debt against this credit facility at April 30, 1997. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings from the agreement mentioned above and from internally generated funds.

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

The Registrant's automotive safety products have historically consisted of initiators which were sold to other companies for incorporation into inflators and ultimately into air bag modules. The Company's future sales in the automotive segment are expected to consist increasingly of inflators to be produced by the Company in new manufacturing facilities just completed. The Company's inflator sales will depend on its continued success in manufacturing inflators in volume which meet the expectations of its customers and increasing its penetration of the inflator market over time.

The Company's expectations as to future sales are based upon annual blanket purchase orders received by customers in the automotive segment and governmental orders received in the nonautomotive segment. Annual blanket purchase orders are not binding on the Company's customers and actual quantities will depend upon weekly releases received from these customers. However, because the customers have designed the Company's products into their air bag modules, the Company believes that the actual quantity sold will vary based on its customers sales. Governmental orders in the nonautomotive segment can be canceled or terminated for the convenience of the government. In addition, future technological developments could adversely impact sales of the Company's products.

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




                                    OEA, INC.
                                  (Registrant)





         June 9, 1997                                     _____________________
         Date                                             J. Thompson McConathy
                                                          Vice President Finance





         June 9, 1997                                     __________________
         Date                                             Charles B. Kafadar
                                                          President