Form 10-K
period 1997-07-31
OEA INC /DE/
filed 1997-10-20
CIK 73864

OEA, INC.

                             FORM 10-K




                  Fiscal Year Ended July 31, 1997

                             FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X] Annual   Report   Pursuant  to  Section  13  or  15(d)  of  the
    Securities Exchange Act of 1934

    For the fiscal year ended July 31, 1997.

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

                                NONE
                          (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
    requirements for the past 90 days. Yes X   No _ .

    Indicate  by check  mark if  disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 2, 1997. Common Stock, $.10 par value - $607,201,658.

    The number of shares outstanding of the issuer's classes of common stock as of October 2, 1997. Common Stock $.10 par value - 20,552,438.

    Documents Incorporated By Reference

    Portions of the proxy statement for the annual shareholders meeting to be held January 15, 1998, are incorporated by reference into Part III.

                              PART I


Item 1 - Business

General Development of Business

OEA, Inc. ("Registrant" or the "Company") was organized as a Delaware corporation on October 1, 1969. Its predecessor, Ordnance Engineering Associates, Inc., an Illinois corporation, was organized on July 13, 1957, and was merged into the Registrant on December 3, 1969. OEA, Inc. consists of the OEA Automotive Safety Products Divisions, OEA Aerospace, Inc., and Pyroindustrie S.A. OEA Automotive Safety Products consists of the Inflator Division, the Initiator Division - Denver, and the Initiator Division - Utah.

Explosive Technology, Inc. was acquired as a wholly owned subsidiary of the Registrant on March 30, 1971. It was organized as a California corporation on June 21, 1961. Effective December
11, 1989, the subsidiary's name was changed to ET, Inc.  On
October 1, 1994, the name was again changed to OEA Aerospace, Inc.

Aerotest Operations, Inc., a California corporation, was acquired as a wholly owned subsidiary of OEA Aerospace, Inc. (described above) on April 1, 1974.

Pyrospace S.A. was organized on July 29, 1987, in France as a joint venture (45% OEA ownership) with two French firms, Aerospatiale and SNPE. Pyrospace was merged with another French aerospace company, Pyromeca S.A., effective December 31, 1996, creating a new entity, PyroAlliance S.A. OEA sold its 45% ownership share of the original Pyrospace to SNPE (owner of Pyromeca) for 25 million French francs (approximately $4.8 million) and 10% ownership in PyroAlliance.

Pyroindustrie S.A. was incorporated on June 21, 1994, in France as a joint venture (80% OEA, 20% Pyrospace) with Pyrospace. On January 1, 1996, OEA purchased the remaining 20% ownership from Pyrospace and Pyroindustrie now operates as a wholly owned subsidiary of OEA. Its facility is located in Les Mureaux, 25 miles northwest of Paris.

There has been no material change in the mode of business conducted by the Registrant or its above-named subsidiaries and divisions during fiscal year 1997, except as mentioned above.

Financial Information about Industry Segments
(in thousands)



                                  FY 1997        FY 1996         FY 1995
                                ------------    -----------    ------------

Sales to Unaffiliated Customers
      Automotive               $    168,869   $    115,587   $      90,142
      Nonautomotive                  42,688         37,223          39,069
                                ------------    -----------    ------------

           Total               $    211,557   $    152,810   $     129,211
                                ============    ===========    ============



Inter-Segment Sales or Transfers

      Automotive               $         20   $        123   $         121
      Nonautomotive                     141            139             117
                                ------------    -----------    ------------

           Total               $        161   $        262   $         238
                                ============    ===========    ============



Operating Profit

      Automotive               $     45,522   $     33,284   $      27,936
      Nonautomotive                   4,037          5,782           6,991
                                ------------    -----------    ------------

           Total               $     49,559   $     39,066   $      34,927
                                ============    ===========    ============



Identifiable Assets

      Automotive               $    275,153   $    157,569   $     115,910
      Nonautomotive                  56,403         45,639          44,992
                                ------------    -----------    ------------

           Total               $    331,556   $    203,208   $     160,902
                                ============    ===========    ============


                                    2

Narrative Description of Business
Automotive Safety Products

The Company established the Automotive Safety Products division in 1989 as a separate division to support the rapid growth in automotive air bags and related technologies. Prior to 1989, automotive-related work was performed in the aerospace division. The division designs, tests, develops, and manufactures propellant-actuated devices for use in automotive safety products. The products currently in production are inflators and electric initiators which are sold to automotive module and inflator manufacturers, respectively.

The Company began mass-production of passenger inflators in April 1996, which have been well received by the market (3 million inflators sold over the last year). Additionally, mass-production of the Company's new passenger, driver, and side-impact inflators began in July 1997. These products are environmentally friendly and produce no dust or smoke. In addition, the Company's inflators are less expensive than other inflators in production.

The Company's principal officers and senior engineers represent its sales force. The automotive segment accounted for approximately 80%, 76%, and 70% of the Company's net sales for fiscal years 1997, 1996, and 1995, respectively.

The Company uses highly automated equipment to produce inflators in its Denver facilities and to produce initiators in three manufacturing facilities located in Denver, Colorado; Tremonton, Utah; and Les Mureaux, France. A significant investment in plant and equipment was required by the Company to provide the previously announced manufacturing goal of 8 million inflators in fiscal year 1998. The majority of this equipment has been in place for several months and is functioning as required. Additional equipment will be installed during the first quarter of fiscal 1998 and the new production facility will be fully operational in the second quarter of fiscal 1998 with an annual capacity of 15 million inflators.

Raw materials used by the Company include stamped and machined parts, elastomeric seals, and commercially available propellants. The Company is not dependent upon any one source for purchased materials because alternate sources of supply are available in the marketplace.

The Company's inflator is covered by several patents. Some of the patents have been issued and others are pending relating to technology used in the inflator. The initiator business is not dependent upon patented items, trademarks, franchises, concessions, or licenses.

The Company's business is not seasonal.

The automotive segment inventories have increased by $29.4 million during the year primarily due to 1) increased initiator and inflator volume, 2) inventory build-up for product launch of the Company's second generation passenger inflator, driver inflator, and side-impact inflator, and 3) additional finished goods inventory to support our customers' "just-in-time" inventory environments. Customer payments are due on a current basis and extended terms or collateral are not required.

The Company's customers providing more than 10% of consolidated sales for the fiscal year ended July 31, 1997, were Takata Corporation with 24%, Delphi Interior & Lighting (a division of General Motors) with 18%, and Autoliv ASP, Inc. (merged with Morton International) with 17%. The loss of any of these customers would have a materially adverse effect on the Company.

There is no particular relationship between the Company and its customers other than that of supplier/customer, except for the following:

1.    An agreement with Daicel Chemical Industries, Ltd., Tokyo,
      Japan, for the transfer of technology and manufacture of OEA's automotive air bag initiators for the Asian market, and

2. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of OEA's inflators for passenger, driver and side-impact automotive air bags for manufacture in Asia for the Asian market. The initial payment for this fifteen year agreement was received in 1995, with a second payment received in 1996 and a third payment received in 1997. OEA understands that Daicel intends to manufacture OEA's inflators in August 1998, and initiators shortly thereafter.

Auto manufacturers generally change designs every three to five years. The Company receives annual blanket purchase orders, but deliveries are specified by customers on weekly releases for deliveries over the next 10 to 12 weeks. Because this is the accepted practice in the automotive industry, the amount of backlog at any given time is not representative of annual sales.

The Company currently has received annual blanket purchase orders from Takata Corporation, Daicel Chemical Industries, Delphi Interior & Lighting, and other customers to supply approximately 8 million passenger, driver, and side-impact inflators for model year 1998. For additional information concerning forward-looking statements see "Forward-Looking Statements."

The Company believes OEA is the only independent inflator manufacturer in the world not affiliated with, or owned by, a module manufacturer. This independence gives the Company wide latitude to sell to all module manufacturers. By fiscal year 2000, OEA's Inflator Division could be the largest customer of the OEA Initiator Division. For additional information concerning forward-looking statements see "Forward-Looking
Statements."

The Company is aware of five major inflator manufacturers in the world: Autoliv (merged with Morton International), TRW, Takata,
BAICO (a joint venture between Allied Signal Corporation and
Atlantic Research Corporation) and the Company.

There are two major automotive initiator manufacturers in the United States: Special Devices, Inc. and the Company. Additionally, there are four major automotive initiator manufacturers in Europe: Davey Bickford Smith, Nouvelle Cartoucherie de Survilliers, Patvag and Pyroindustrie (wholly owned by OEA). The Company is currently one of the world's leading producers of initiators for automotive air bags.

Other companies may enter the automotive inflator and initiator markets; however, substantial financial resources, development, and qualification time would be required to achieve design and product verification. Contracts are generally awarded based upon competitive price, product reliability and production capacity. The Registrant believes it is in a good competitive position.

The estimated amounts spent by the automotive segment during each of the last three fiscal years for customer-sponsored and company-sponsored research and development activities were:

                                 Customer-       Company-
                                 Sponsored      Sponsored

           Fiscal year 1997    $   200,000     $1,428,000
           Fiscal year 1996        500,000      4,400,000
           Fiscal year 1995        500,000      3,300,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of the Registrant or its subsidiaries.

The Registrant, together with its consolidated subsidiaries and divisions, employs approximately 1,480 people in its automotive segment.

Nonautomotive Products

The nonautomotive segment of the business is aerospace (defense, space and commercial). OEA Aerospace, Inc. designs, develops, and manufactures propellant and explosive-actuated devices used in
(1) personnel escape systems in high-speed aircraft, (2) separation and release devices for space vehicles and aircraft,
(3) devices for control, separation, ejection, and jettison of missiles, and (4) flexible linear-shaped charges, mild detonating cord systems and other energy transfer systems. The principal customers for such products are the United States Government and major aircraft and aerospace companies. Other products and services include propellant-actuated valves, fluid control systems, and the largest neutron radiography inspection operation of its kind.

Sales are made directly to the customer. The Company's principal officers and senior engineers represent its sales force. The nonautomotive segment accounted for approximately 20%, 24% and 30% of the Company's net sales for fiscal years 1997, 1996, and 1995, respectively.

The nonautomotive products are produced in Fairfield, California. A smaller test facility is located in San Ramon, California.

The Registrant's nonautomotive segment customers are primarily in the defense and space fields under prime government contracts. The major portion of this segment's business comes from subcontracts which are generally awarded on a fixed-price basis. Each new contract involves either the design and manufacture of a new product to meet a specific requirement, or a follow-on order for additional items previously manufactured under other contracts. Inasmuch as the Company's nonautomotive business involves constant development and engineering of products required by its customers, it would be inappropriate to announce each new item as a new product.

Raw materials used by the Company's nonautomotive segment include aluminum, inconel, monel, molybdenum, rubbers, copper, alloy and stainless steel, ceramics, silver, titanium alloys, certain commercially available and special-order propellants and explosives, elastomeric seals and epoxy-sealants. This segment is not dependent upon any one source for purchased materials because alternate sources of supply are available in the marketplace.

The Registrant's nonautomotive business is not dependent upon patented items, trademarks, franchises, concessions, or licenses thereunder. The Registrant does not pay any substantial royalties or similar payments in connection with any patents or license agreements.

The Registrant's nonautomotive business is not seasonal.

Products are manufactured to order and are shipped according to specified contract delivery dates. Inventories have increased by $4.4 million in the nonautomotive segment because of a higher funded backlog and anticipated higher sales in fiscal year 1998.

Customer payments are reasonably prompt and extended terms or collateral are not required.

The Company did not have a customer providing more than 10% of consolidated sales in the nonautomotive segment for the fiscal year ended July 31, 1997. Transactions with the United States Government are with several procurement agencies and/or prime contractors. Although the loss of all government contracts would have an adverse effect, the loss of any one agency or prime contract would not have a materially adverse effect on the Registrant.

There is no particular relationship between the Company's nonautomotive segment and its customers other than that of supplier/customer.

The Company's nonautomotive funded backlog of orders as of July
31, 1997, was $52.4 million. The Company estimates that $3.6 million of its backlog will not be recorded as a sale within its fiscal year ending July 31, 1998.

The majority of the nonautomotive business of the Registrant with the United States Government is subject to termination of contracts for the convenience of the United States Government. Such termination, however, is an unusual occurrence. In addition, a significant portion of the Registrant's nonautomotive sales for the current and prior years is subject to audit by the Defense Contract Audit Agency. Such audits may occur at any time up to three years after contract completion.

Other companies, both larger and smaller than the Registrant, also have capabilities and resources to design and develop similar items. The Registrant is aware of eight competitors in its nonautomotive field of propellant and explosive devices. No individual competitor dominates the field. The Registrant believes it is in a good competitive position.

On new development and qualification programs, contract awards are based upon technical and competitive price proposals.
Subsequent production awards are both negotiated with the customer and subject to competitive bid.

The estimated amounts spent by the nonautomotive segment during each of the last three fiscal years for customer-sponsored and company-sponsored research and development activities were:

                                 Customer-       Company-
                                 Sponsored      Sponsored
           Fiscal year 1997     $3,400,000   $     45,000
           Fiscal year 1996      2,600,000         50,000
           Fiscal year 1995      3,200,000        200,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of the Registrant or its subsidiaries.

The Registrant, together with its subsidiaries and divisions, employs approximately 500 people in its nonautomotive segment.

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

The Company's future sales in the automotive segment are expected to consist increasingly of passenger, driver, and side-impact inflators which are being produced by the Company in new manufacturing facilities. These facilities are currently in operation and will have the ability to run at full capacity by the second quarter of fiscal year 1998. The Company's inflator sales will depend on its continued success in manufacturing inflators which meet the expectations of its customers in 1998 and increasing its penetration of the inflator market.

The Company's expectations as to future sales are based upon annual blanket purchase orders received by customers in the automotive segment and governmental orders received in the nonautomotive segment. Annual blanket purchase orders are not binding on the Company's customers and actual quantities will depend upon weekly releases received from these customers. However, because the customers have designed the Company's products into their air bag modules and inflators, the Company believes the actual quantity sold will vary based on its customers sales. Governmental orders in the nonautomotive segment can be canceled or terminated for the convenience of the government. In addition, future technological developments could adversely impact sales of the Company's products.

Financial Information about Foreign and Domestic Operations and Export Sales (in thousands)



Sales to Unaffiliated Customer        FY 1997         FY 1996          FY 1995
                                     ----------      ----------       ----------

United States                       $   131,201     $   117,386      $   100,980

Foreign Sales
    Asia                                 66,901          23,822           22,470
    Europe                               12,724          10,209            4,846
    Other                                   731           1,393              915
                                      ----------      ----------       ---------
         Total Foreign Sales             80,356          35,424           28,231
                                      ----------      ----------       ---------


                   Total Sales      $   211,557     $   152,810      $   129,211
                                      ==========      ==========       =========















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

The Arapahoe County facilities are located on 960 acres of land which the Registrant owns. In fiscal year 1997, automotive operations were conducted in various one-story brick and steel buildings containing 400,000 square feet of floor space in the aggregate. This includes a 173,000 square foot inflator manufacturing facility which was completed in December 1996.

The Fairfield, California, facilities are occupied by OEA Aerospace, Inc., a wholly owned subsidiary of the Registrant. Its operations are conducted in twenty buildings containing 162,700 square feet of floor space in the aggregate, located on 515 acres of land which the Company owns. All parts of the various buildings are occupied and used in the operations of the Company's business.

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

The property in Tremonton/Garland, Utah, consists of a 66,000 square foot manufacturing facility located on 160 acres which the Registrant owns. This facility will accommodate the growing demand for air bag initiators and other automotive safety products for the foreseeable future.

The property in Les Mureaux, France, consists of a 34,600 square foot manufacturing facility located on 6 acres and is occupied by Pyroindustrie S.A.. In 1997 the Company purchased a 74 acre parcel of land upon which a new inflator facility will be built. The existing and new facilities will accommodate the growing demand for air bag initiators and inflators for the European market for the foreseeable future.

The above-described properties are considered suitable and adequate for the Registrant's operations.

Item 3 - Legal Proceedings

The Company is not involved in any legal proceedings which are required to be reported herein.

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

     (ii) The high and low sales prices for the Registrant's shares traded, as reported in the consolidated transaction reporting system over the last two fiscal years, on a quarterly basis, are as follows:

           Fiscal Year 1996           High               Low

           1st Quarter               33.38             26.88
           2nd Quarter               30.75             25.38
           3rd Quarter               40.00             25.50
           4th Quarter               41.38             32.13

           Fiscal Year 1997           High               Low

           1st Quarter               42.50             34.00
           2nd Quarter               50.63             36.88
           3rd Quarter               50.50             32.63
           4th Quarter               40.88             34.00

    (iii)  Not applicable

     (iv)  Not applicable

      (v)  Not applicable

(b) The approximate number of holders of record of Registrant's issued and outstanding shares at October 2, 1997, was 1,082.

(c) The Board of Directors has declared dividends during the last three fiscal years as follows:

                                                       Amount
         Declared                  Payable            Per Share

      November 4, 1994         December 9, 1994        $ .20
      November 3, 1995         December 8, 1995          .25
      November 1, 1996         December 10, 1996         .30

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Summary of Operations
(in thousands, except per-share data)

                                       1997      1996      1995       1994      1993
                                     --------- --------- ---------- --------- ---------

Net Sales                          $  211,557   152,810    129,211   109,893    94,184

Operating Profit                       49,559    39,066     34,927    30,071    23,633

Earnings Before Minority Interest
   and Income Taxes                    55,304    40,683     36,226    29,465    23,676

Minority Interest                      ----          25        519    ----      ----

Income Taxes                          (19,863)  (15,165)   (15,469)  (11,513)   (9,105)
                                     --------- --------- ---------- --------- ---------
          Total Net Earnings       $   35,441    25,543     21,276    17,952    14,571
                                     ========= ========= ========== ========= =========


          Total Earnings Per Share $     1.73      1.25       1.04       .88       .72
                                     ========= ========= ========== ========= =========

Cash Dividends Per Share           $      .30       .25        .20       .15       .12
                                     ========= ========= ========== ========= =========


Weighted Average Number of
   Shares Outstanding During Year      20,540    20,499     20,480    20,439    20,376
                                     ========= ========= ========== ========= =========


Total Number of Shares
   Outstanding at Year End             20,552    20,514     20,487    20,466    20,413
                                     ========= ========= ========== ========= =========


Notes:

     (1)On December 13, 1994, the Company reached a final settlement in its previously reported environmental matters in the net amount of $2,250,000 which equates to $0.11 per share.

Balance Sheet Data at July 31,
(in thousands, except per-share data)


                          1997        1996        1995       1994        1993
                       ----------  ---------- ----------- ----------  ----------

Current Assets        $  127,319      77,579      74,871     62,389      60,914


Current Liabilities   $   36,031      33,524      12,160      8,883      11,944


Working Capital       $   91,288      44,055      62,711     53,506      48,970


Working Capital Ratio   3.5 to 1    2.3 to 1    6.2 to 1   7.0 to 1    5.1 to 1


Total Assets          $  331,556     203,208     160,902    135,315     123,178


Shareholders' Equity  $  186,778     160,448     140,352    121,854     106,801


Book Value Per Share  $     9.09        7.82        6.85       5.95        5.23


Item 7 -   Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations

Results of Operations
Fiscal Year 1997 vs. 1996

Net sales and operating profits for the fiscal year ended July 31, 1997, were $211.6 million and $49.6 million, respectively, compared to fiscal 1996 net sales of $152.8 million and operating profits of $39.1 million. Net earnings and earnings per share for fiscal year 1997 were $35.4 million and $1.73, respectively, compared to fiscal 1996 net earnings of $25.5 million and earnings per share of $1.25.

Consolidated gross margin did, however, decrease from 33.3% in fiscal year 1996 to 27.6% in fiscal 1997. This principally reflects a major shift in product mix in the automotive segment. In fiscal year 1996, initiator sales represented 63% of total automotive segment sales, whereas they represented only 36% of total automotive segment sales in fiscal 1997. This shift is directly related to the Company's increased inflator sales. Initiators represent a more mature, higher-margin product line, whereas inflators are in the early production and start-up stages of the products' life cycles. As production increases and the products mature, inflator margins are expected to increase. The three new major product lines currently moving from the start-up stage to the early production stage are: 1) the driver side inflator, 2) the side-impact inflator, and 3) the second generation passenger side inflator. Initial mass-production of these inflators began late in the fourth quarter of fiscal 1997.

The Automotive Safety Products division was the primary contributor to the sales and operating profit increases over fiscal year 1996. Automotive sales and operating profit increased 46% and 37%, respectively, due primarily to increased volume. Nonautomotive sales increased 15%; however, operating profit decreased 30% as a result of investments in new programs. Total operating profit as a percentage of sales for fiscal year 1997 was 23%, compared to 26% for fiscal 1996.

Research and development expenditures decreased $2.9 million to $1.5 million in fiscal year 1997, as compared to the prior year. This is the result of the Company completing the development of its driver side, side-impact, and second generation passenger side inflators and shifting its resources to product launch. Development costs for fiscal year 1998 are not expected to differ materially from fiscal year 1997 levels.

Start-up costs of $10.6 million related to the recent product launches of the Company's new hybrid inflators were capitalized in the current year. These costs will be amortized on a straight-line basis over a period not exceeding five years. On April 22, 1997, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position entitled "Reporting on the Costs of Start-up Activities" which would require entities to expense costs of start-up activities as they are incurred effective for fiscal years beginning after December 15, 1997. If the exposure draft is enacted in its current form, the Company would be required to expense start-up costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes," during the first quarter of its fiscal year 1999. The cumulative effect upon adoption would result in a one-time charge to income in an amount equal to the net book value of the Company's start-up costs. A resulting benefit of this accounting change is the discontinuance of amortization expense in subsequent periods.

Pyrospace S.A., the Company's foreign joint venture, was merged with another French aerospace company, Pyromeca S.A., effective December 31, 1996, creating a new entity, PyroAlliance S.A. OEA sold its 45% ownership share of the original Pyrospace to SNPE S.A. (owner of Pyromeca) for 25 million French francs (approximately $4.8 million) and a 10% ownership in PyroAlliance. This transaction resulted in a gain of approximately $3.2 million, which is reflected in "Other Income."

Also included in "Other Income" in the current year is a $2 million royalty payment from Daicel Chemical Industries, Ltd. This is the third annual payment under a fifteen year agreement for the transfer of technology and manufacture of OEA's inflators for passenger, driver and side-impact automotive air bags for manufacture in Asia for the Asian market. Fiscal year 1996 "Other Income" included a $1 million payment under the same agreement.

During fiscal year 1997, management has focused on permanent tax reduction and tax deferral strategies. The strategies implemented include a foreign sales corporation, OEA International Sales, Inc., which was established to service the Company's increasing sales to foreign customers, and a research tax credit study regarding the development of hybrid inflators which was prompted by recent court cases in which the IRS has broadened its definition of "qualified R&D expenditures." This resulted in a reduction of the effective tax rate from 37.3% in fiscal year 1996 to 35.9% in the current year. Additionally, management has undertaken a cost segregation study to accelerate the tax depreciation on the Company's domestic production facilities.

Automotive segment sales for fiscal year 1998 are expected to increase significantly due to increased demand for driver, passenger, and side-impact air bags. For additional information concerning forward-looking statements see "Forward-Looking Statements."

Potential effects of changes in defense spending are not expected to have a material impact upon the operations of the nonautomotive segment. The Company anticipates nonautomotive segment sales during fiscal year 1998 will increase due to deliveries on a number of programs in the backlog and anticipated new programs. For additional information concerning forward-looking statements see "Forward-Looking Statements."

Fiscal Year 1996 vs. 1995

Net sales and operating profits for the fiscal year ended July 31, 1996, were $152.8 million and $39.1 million, respectively, compared to fiscal 1995 net sales of $129.2 million and operating profits of $34.9 million. Net earnings and earnings per share for fiscal year 1996 were $25.5 million and $1.25, respectively, compared to fiscal 1995 net earnings of $21.3 million and earnings per share of $1.04.

Consolidated gross margin did, however, decrease from 35.5% in fiscal year 1995 to 33.3% in fiscal 1996. This was primarily attributable to $3.2 million of revenue which is in dispute with Morton International (recently merged into Autoliv). This amount was not included in fiscal year 1996 revenue; however, management believes this dispute will be successfully resolved. Additionally, gross margin was impacted by expenses related to initial production of the Company's inflator mass-production line for first generation passenger side air bags, which began production in the third quarter of fiscal year 1996.

The Automotive Safety Products division was the primary contributor to the sales and operating profit increases over fiscal year 1995. Automotive sales and operating profit increased 28% and 19%, respectively, due primarily to increased volume. Nonautomotive sales decreased 5% with an operating profit decrease of 17%. Total operating profit as a percentage of sales for fiscal year 1996 was 26%, compared to 27% for fiscal 1995. This performance was accomplished in spite of an increased expenditure of funds for Company funded research and development ($4.4 million in 1996 vs. $3.5 million in 1995) primarily for inflators for automotive air bags.

Liquidity and Capital Resources

The Company's working capital at July 31, 1997, increased to $91.3 million, from $44.1 million at July 31, 1996, primarily due to increased inflator production and renegotiation of the terms of the bank borrowings to long-term debt.

During fiscal year 1997, the Company made capital expenditures totaling $87.2 million, which compares with $45.5 million and $19.9 million in fiscal years 1996 and 1995, respectively. These capital expenditures were funded from bank borrowings. The Company has capital expenditure commitments totaling approximately $25.1 million for fiscal year 1998.

On December 18, 1996, the Company entered into a four-year, $100 million Revolving Credit Agreement with a group of four banks.
The Company's principal bank is acting as agent for this agreement. The Company had $93.2 million of long-term debt against this credit facility at July 31, 1997. On September 10, 1997, the agreement was amended to increase the revolving credit facility to $130 million. As of September 1997, borrowings on the credit facility had increased to $111.4 million. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings from the agreement mentioned above and from internally generated funds.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency is used as the functional currency for the foreign subsidiary. A translation adjustment results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of earnings.

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

                             PART III


Item 10 - Directors And Executive Officers Of The Registrant

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1998 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 28, 1997.

Item 11 - Executive Compensation

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1998 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 28, 1997.

Item 12 -  Security Ownership Of Certain Beneficial Owners And Management

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1998 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 28, 1997.

Item 13 - Certain Relationships And Related Transactions

The information required by this item, if any, will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1998 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 28, 1997.

                              PART IV

Item 14 - Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)   Documents filed as a part of this report:

      (1)  Financial Statements:

           Report of Independent Auditors

                Consolidated Balance Sheets - July 31, 1997 and 1996

                Consolidated Statements of Earnings
                Years ended July 31, 1997, 1996, and 1995

                Consolidated Statements of Stockholders' Equity
                Years ended July 31, 1997, 1996, and 1995

                Consolidated Statements of Cash Flows
                Years ended July 31, 1997, 1996, and 1995

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

      (3) Exhibits required to be filed by Item 601 of Regulation S-K and paragraph (c) of this Item 14:

           Exhibit 3 -    Articles of Incorporation, as amended,
                          (incorporated by reference) and By-laws, as amended (incorporated by reference).

           Exhibit 10 -   Material contracts between the
                          Registrant and its Chairman/CEO and
                          President/COO include retirement agreements dated May 5, 1989, and May 15, 1990, respectively, (incorporated by reference).

           Exhibit 21 -   During fiscal year 1997, the Registrant
                          was the parent company of each of the
                          following described companies:

                                                     Percent of
                       Corporation               Outstanding Stock
                                                  Owned by Parent

           OEA Aerospace, Inc.                          100%
           a California corporation, which owns 100% of Aerotest Operations, Inc., a California corporation

           Pyroindustrie S.A.                           100%
           a corporation in France

                    Foreign Corporate              Percentage of
                      Joint Venture                  Ownership

           PyroAlliance S.A.
           a corporation in France
           from December 1996                           10%

           Pyrospace S.A.
           a corporation in France
           through December 1996                        45%

           The above entities are included in the consolidated financial statements of the Registrant being submitted herewith.

(b)   Reports on Form 8-K during the quarter ended July 31, 1997.

           None

                            SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 10, 1997


                                         OEA, INC.
                                         Registrant



                                         By
                                           Ahmed D. Kafadar, Chairman
                                           and Chief Executive Officer

Directors and Officers




Ahmed D. Kafadar, Chairman of the        Charles B. Kafadar,President, Principal
Board and Principal Executive Officer    Operating Officer, and Director




George S. Ansell, Director                          J. Robert Burnett, Director




Philip E. Johnson, Director                         Lewis W. Watson, Director




J. Thompson McConathy, Vice President               Jepson S. Fuller, Controller
of Finance and Principal Financial Officer

                    ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14 (a)(1) and (2)
            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                         CERTAIN EXHIBITS
                   FINANCIAL STATEMENT SCHEDULES
                     Year Ended July 31, 1997
                    OEA, Inc. and Subsidiaries
                         Denver, Colorado

                  Report of Independent Auditors

The Board of Directors and Stockholders
OEA, Inc.

We have audited the accompanying consolidated balance sheets of OEA, Inc. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OEA, Inc. and subsidiaries at July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

                                        Ernst & Young LLP

Denver, Colorado
September 18, 1997

                    OEA, Inc. and Subsidiaries

                    Consolidated Balance Sheets
                 (in thousands, except share data)




                                                July 31
                                           1997       1996
                                        -----------------------
Assets
Current assets:
  Cash and cash equivalents             $   4,138  $    2,560
  Accounts receivable                      45,099      29,960
  Unbilled costs and accrued earnings       4,062       6,845
  Inventories                              70,406      36,613
  Income taxes receivable                   2,568         833
  Prepaid expenses and other                1,046         768
                                        -----------------------
Total current assets                      127,319      77,579

Property, plant, and equipment:
  Land and improvements                     2,651       1,806
  Buildings and improvements               52,449      40,657
  Machinery and equipment                 174,279     105,150
  Furniture and fixtures                    9,166       7,333
                                        -----------------------
                                          238,545     154,946
  Accumulated depreciation and             54,651      40,800
  amortization
                                        -----------------------
                                          183,894     114,146

Cash value of life insurance                  317         317
Long-term receivable                        3,000       3,000
Investment in foreign joint venture         2,323       3,402
Deferred  charges,  net of accumulated
amortization of $722 and $0 for 1997
and  1996, respectively                    13,527       3,611
Other assets                                1,176       1,153
                                        =======================
Total assets                            $ 331,556  $  203,208
                                        =======================

                                                     July 31
                                                1997        1996
                                             ------------------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $  27,043   $  12,231
  Bank borrowings                                    -      14,000
  Accrued expenses:
   Salaries and wages                            2,703       3,273
   Profit sharing and pension contributions      2,143       1,389
   Other                                         2,836       1,175
  Deferred income taxes                          1,306       1,456
                                             ------------------------
Total current liabilities                       36,031      33,524

Long-term bank borrowings                       93,200           -
Deferred income taxes                           14,562       8,075
Other                                              985       1,161

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.10 par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares -               2,202       2,202
   22,019,700
  Additional paid-in capital                    12,956      12,467
  Retained earnings                            176,547     147,268
  Treasury stock, 1,467,531 and
   1,505,256 shares in 1997 and 1996,
   respectively, at cost                        (2,164)     (2,104)
  Equity adjustment from translation            (2,763)        615
                                           ------------------------
Total stockholders' equity                     186,778     160,448
                                           ------------------------
Total  liabilities and stockholders'         $ 331,556   $ 203,208
equity
                                           ========================

See accompanying notes.

                    OEA, Inc. and Subsidiaries

                Consolidated Statements of Earnings
                 (in thousands, except share data)



                                             Year ended July 31
                                          1997       1996       1995
                                          ---------------------------------
Net sales                              $   211,557  $  152,810  $  129,211
Cost of sales                              153,153     101,953      83,399
                                          ---------------------------------
Gross profit                                58,404      50,857      45,812

General and administrative expenses          7,372       7,375       7,378
Research and development expenses            1,473       4,416       3,507
                                          ---------------------------------
Operating profit                            49,559      39,066      34,927

Other income (expense):
  Interest income                              248         685         770
  Interest expense                            (102)        (72)        (26)
  Equity in earnings of foreign
  joint venture                                302         573         282
  Gain on sale of foreign joint venture      3,243           -           -
  Royalty income                             2,255       1,299       3,342
  Settlement of environmental matters            -           -      (2,250)
  Other, net                                  (201)       (868)       (819)
                                       ------------------------------------
                                             5,745       1,617       1,299
                                       ------------------------------------
Earnings before  minority  interest
and income taxes                            55,304      40,683      36,226
Minority interest in net loss of
consolidated subsidiary                          -          25         519
                                       ------------------------------------
Earnings before income taxes                55,304      40,708      36,745
Income tax expense                          19,863      15,165      15,469
                                       ------------------------------------
Net earnings                           $    35,441  $   25,543  $   21,276
                                       ====================================

Net earnings per share                 $     1.73   $     1.25       $1.04
                                       ====================================

Weighted average number of shares
 outstanding during year               20,539,993   20,499,373  20,480,060
                                      =====================================

See accompanying notes.

                                     OEA, Inc. and Subsidiaries

                           Consolidated Statements of Stockholders' Equity
                                  (in thousands, except share data)


                                                                                    Equity
                                 Common Stock              Additional              Adjustment                  Total
                             ---------------------          Paid-In    Retained       From      Treasury    Stockholders'
                              Shares    Amount              Capital    Earnings    Translation   Stock         Equity
                             --------------------------------------------------------------------------------------------
Balances at July  31, 1994   22,019,700   $2,202            $11,878    $109,669    $     -       $(1,895)      $121,854
 Issuance of 21,083
 shares of treasury stock for         -        -                134           -          -            26            160
options exercised
  Net earnings                        -        -                  -      21,276          -             -         21,276
  Cash dividends ($0.20 per share)    -        -                  -      (4,096)         -             -         (4,096)
  Translation adjustment              -        -                  -           -      1,158             -          1,158
                         ------------------------------------------------------------------------------------------------
Balances at July 31, 1995    22,019,700    2,202             12,012     126,849      1,158        (1,869)       140,352
 Purchase of 9,254
   shares of common stock             -        -                  -           -          -          (284)          (284)
   for treasury
 Issuance of 37,070 shares
   of treasury stock for
   options exercised                  -        -                455           -          -            49            504
 Net earnings                         -        -                  -      25,543          -             -         25,543
 Cash dividends ($0.25 per share)     -        -                  -      (5,124)         -             -         (5,124)
 Translation adjustment               -        -                  -           -       (543)            -           (543)
                         -------------------------------------------------------------------------------------------------
Balances at July 31, 1996    22,019,700    2,202             12,467     147,268        615        (2,104)       160,448
 Purchase of 2,500
  shares of common
  stock for treasury                  -        -                  -           -          -          (117)          (117)
 Issuance of 40,225
  shares of treasury
  stock for options exercised         -        -                489           -          -            57            546
 Net earnings                         -        -                  -      35,441          -             -         35,441
 Cash dividends ($0.30 per share)     -        -                  -      (6,162)         -             -         (6,162)
 Translation adjustment               -        -                  -           -     (3,378)            -         (3,378)
                         -------------------------------------------------------------------------------------------------
Balances at July 31, 1997    22,019,700   $2,202            $12,956    $176,547    $(2,763)      $(2,164)      $186,778
                         =================================================================================================

See accompanying notes.

                                     OEA, Inc. and Subsidiaries

                                Consolidated Statements of Cash Flows
                                           (in thousands)

                                                                  Year ended July 31
                                                               1997       1996        1995
                                                           ----------------------------------
Operating activities
Net earnings                                                $ 35,441    $ 25,543   $  21,276
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Undistributed earnings of foreign joint venture              (302)       (572)       (282)
   Gain on sale of foreign joint venture                      (3,243)          -           -
   Depreciation and amortization                              15,597      10,186       7,471
   Deferred income taxes                                       6,337       2,681       2,374
   Minority interest in net loss of                                -         (25)       (519)
   consolidated subsidiary
   Increase (decrease) in deferrered compensation               (177)          -         122
   Loss on sale of property, plant, and equipment                176         211         759
   Changes in operating assets and liabilities:
    Accounts receivable                                      (16,127)     (6,164)      2,553
    Unbilled costs and accrued earnings                        2,783      (2,871)       (240)
    Inventories                                              (34,108)    (11,989)      1,734
    Prepaid expenses and other                                   (40)       (228)        310
    Accounts  payable and accrued expenses                    17,323       7,075       3,417
    Income taxes                                              (1,735)      1,644      (2,661)
                                                           ----------------------------------
Net cash provided by operating activities                     21,925      25,491      36,314

Investing activities
Capital expenditures                                         (87,197)    (45,500)    (19,912)
Cash proceeds from sale of joint venture                       4,624           -           -
Additions  (reductions)  to  investments
 in and advances to affiliates                                     -      (1,324)      1,976
Proceeds  from sale of property,  plant,                           -          40          68
and equipment
Decrease (increase) in cash value of life insurance                -          46         (38)
Increase in deferred charges                                 (10,639)     (3,610)          -
Increase in other assets, net                                   (102)       (792)          -
                                                           ----------------------------------
Net cash used in investing activities                        (93,314)    (51,140)    (17,906)

Financing activities
Purchase of common stock for treasury                           (117)       (284)          -
Proceeds from issuance of treasury stock                         546         504         160
Increase in net bank borrowings                               79,200      14,000           -
Payment of dividends                                          (6,162)     (5,124)     (4,096)
                                                           ----------------------------------
Net cash provided by (used in) financing activities           73,467       9,096      (3,936)
Effect of exchange rate changes on cash                         (500)       (229)         23
                                                           ----------------------------------
Net increase (decrease) in cash and cash equivalents           1,578     (16,782)     14,495
Cash and cash equivalents at beginning of year                 2,560      19,342       4,847
                                                           ----------------------------------
Cash and cash equivalents at end of year                    $  4,138    $  2,560   $  19,342
                                                           ==================================

Supplemental information:
  Interest payments                                         $  2,348    $    220   $     25
  Income tax payments                                         15,017      11,645     15,599

See accompanying notes.

                                     OEA, Inc. and Subsidiaries

                             Notes to Consolidated Financial Statements

                                            July 31, 1997


1. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of OEA, Inc. (the "Company"), its wholly owned subsidiary, OEA Aerospace, Inc., and wholly owned foreign operating subsidiary, Pyroindustrie S.A. All significant intercompany balances and transactions have been eliminated.

The investment in affiliated companies in which the Company owns greater than 20%, but less than 50%, and can exercise significant influence over operating and financial policies is accounted for under the equity method. The investment in affiliated companies in which the Company does not have control or the ability to exercise significant influence over operating and financial policies, generally less than 20% ownership, is accounted for using the cost method
(see also Note 3).

Revenue Recognition

Sales of products within the automotive segment are recognized as shipments are made. Sales of products within the nonautomotive segment are recognized as deliveries are made or when the products are completed and held on the Company's premises to meet specified contract delivery dates. Sales of undelivered products are included in unbilled costs and accrued earnings and are anticipated to be delivered and billed within 12 months of the balance sheet date. Costs are based on the estimated average cost per unit based on units to be produced under the contract.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories of raw materials and component parts are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs of work in process and finished goods are stated at average production costs consisting of materials, direct labor, and manufacturing overhead, reduced by costs identified with recorded sales. General and administrative expenses, initial tooling and other nonrecurring costs are not included in inventoried costs.

                                 OEA, Inc. and Subsidiaries

1. Accounting Policies (continued)

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the assets and related allowances for depreciation are removed from the accounts, and the resulting gains or losses are reflected in operations.

Depreciation is computed on the straight-line, double-declining balance, and units-of-production methods at rates calculated to amortize the cost of the depreciable assets over the related useful lives.

Depreciation charged to costs and expenses was $14.8 million, $10.2 million, and $7.5 million in 1997, 1996, and 1995, respectively. Repairs and maintenance charged to costs and expenses was $7.7 million, $5.1 million, and $5.0 million in 1997, 1996, and 1995, respectively.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The Company adopted Statement No. 121 in the first quarter of fiscal year 1997. The effect of the adoption was not material.

Deferred Start-Up Costs

During the initial phase of product introduction or development of significant new plant facilities for which prospective sales and cost recovery are based upon long-term commitments from customers, start-up costs are deferred and amortized on a straight-line basis over periods not exceeding five years. Additions to deferred charges during 1997 relate to the launch of the Company's second generation passenger, driver and side-impact hybrid inflators.

Research and Development

Expenses for new products or improvements of existing products, net of amounts reimbursed from others, are charged against operations in the year incurred.

                                 OEA, Inc. and Subsidiaries

1. Accounting Policies (continued)

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary (Pyroindustrie S.A.) are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period.
The local currency is used as the functional currency for the foreign subsidiary. A translation adjustment, which is recorded as a separate component of stockholders' equity, results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of earnings.

Earnings per Share

Earnings per share of common stock is computed on the basis of the weighted average number of shares outstanding during the year.

The effect on reported earnings per share from the assumed exercise of stock options outstanding during the years ended July 31, 1997, 1996, and 1995 would be insignificant.

In February 1997, the FASB issued Statement No. 128, Earnings Per Share. The statement simplifies the standards for computing earnings per share ("EPS"), and requires the presentation of both basic and diluted EPS on the face of the statement of earnings with supplementary disclosures. Statement No. 128 will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt Statement No. 128 in the second quarter of fiscal 1998 and does not expect the impact on the calculation of primary earnings per share and fully diluted earnings per share to be material.

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

                                  OEA, Inc. and Subsidiaries

1. Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, receivables, unbilled costs and accrued earnings, accounts payable and bank borrowings. The Company believes all of the financial instruments' recorded values approximate current values.

Recently Issued Pronouncements

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 will be effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 130 during the first quarter of fiscal year 1999, and does not expect the impact to be material.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Statement No. 131 will be effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 131 in its fiscal year 1999.

Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no impact on the reported results of operations.

                                 OEA, Inc. and Subsidiaries

2. Inventories

Inventories are summarized as follows (in thousands):

                                               July 31
                                           1997       1996
                                        -----------------------

    Raw materials and component parts    $39,786     $21,238
    Work in process                       21,107      11,752
    Finished goods                         9,513       3,623
                                        =======================
                                         $70,406     $36,613
                                        =======================

3. Investment in Foreign Joint Ventures

On October 5, 1986, the Company signed a joint venture agreement with two French companies for the establishment of a company in France, Pyrospace S.A. ("Pyrospace"). Pyrospace is engaged in the design, development, and manufacture of propellant and explosive devices for European space programs, as well as aircraft and missiles. Effective December 31, 1996, Pyrospace was merged with another French aerospace company, Pyromeca S.A., creating a new entity, PyroAlliance S.A. The Company sold its original ownership share of Pyrospace (45%) to SNPE S.A. (owner of Pyromeca S.A.) for 25 million French francs (approximately $4.8 million) and a 10% ownership in PyroAlliance S.A. This transaction resulted in a gain to the Company of approximately $3.2 million, which is reflected in "Other Income."

During October 1993, a joint venture agreement was signed between the Company (80% owner) and Pyrospace (20% owner) for the establishment of a company in France, Pyroindustrie S.A. Pyroindustrie is engaged in the manufacture of initiators for the European air bag market. In January 1996, the Company acquired the remaining 20% of Pyroindustrie, making Pyroindustrie a wholly owned subsidiary of the Company. Net assets of Pyroindustrie at July 31, 1997 totaled $21.4 million.

4. Royalty Agreement

During 1995, the Company entered into a fifteen-year agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan ("Daicel"), for the transfer of technology and supply of the Company's inflators for the passenger, driver and side-impact automotive air bags. Royalty payments totaling $2.0 million, $1.0 million, and $3.0 million have been received related to this agreement during 1997, 1996, and 1995, respectively.

                              OEA, Inc. and Subsidiaries

5. Bank Borrowings

On December 18, 1996, the Company entered into an unsecured, four-year $100 million Revolving Credit Agreement with a group of four banks. This agreement was amended on September 10, 1997 to increase the revolving credit facility to $130 million. The interest rate is .625% above the federal funds rate when total indebtedness is equal to or less than 30% of total capitalization and increases to .7% above the federal funds rate when total indebtedness exceeds 30% of total capitalization. Additionally, the Company pays an annual fee equal to .125% of the banks' total commitment. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). The credit facility expires on December 18, 2000, and provides for annual twelve-month extensions to the termination date. At July 31, 1997, the total debt outstanding related to the revolving credit facility was $93.2 million. All debt relating to this facility is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period.

As of September 18, 1997, borrowings on the credit facility have increased to $111.4 million.

Interest costs incurred during 1997 were $3.6 million, including capitalized interest of $3.5 million. The weighted average interest rate on bank borrowings during fiscal year 1997 was 6.5%.

6. Commitments and Contingencies

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

During December 1994, the Company effected a complete settlement of the previously reported Colorado Department of Health ("CDH") civil action and U.S. Environmental Protection Agency federal criminal investigation. Under the terms of the settlement agreements, the Company agreed to pay fines of $2.3 million. All amounts were paid in full as of September 1997.

                                 OEA, Inc. and Subsidiaries

6. Commitments and Contingencies (continued)

The Company has employment agreements with the Chairman of the Board and the President providing for their full-time active service with specified retirement benefits after employment termination. The estimated discounted present value of these retirement benefits has been accrued as of July 31, 1997 and 1996.

The Company has commitments to purchase approximately $25.1 million of property, plant, and equipment.

7. Profit Sharing and Pension Plans

The Company has noncontributory profit sharing and defined contribution pension plans covering all full-time employees. Combined contributions to these plans for the years ended July 31, 1997, 1996, and 1995 were $2.2 million, $1.4 million, and $1.5 million, respectively.

The Company is committed to contribute to the pension plans 5% of participants' eligible annual compensation as defined in the plan documents. Employer contributions to the profit sharing plans are discretionary, but are not to exceed 10% of eligible annual compensation.

8. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities as of July 31, 1997 and 1996 are as follows (in thousands):

                                           1997      1996
                                        ---------------------

    Current deferred tax liabilities:
      Unbilled receivables               $  309    $  520
      Inventory valuation                   269       271
      Prepaid expenses                      272       203
      Deferred income on Daicel             376       370
      agreement
      Other                                 224       124
                                        ---------------------
      Total current deferred  tax         1,450     1,488
      liabilities

                                 OEA, Inc. and Subsidiaries

8. Income Taxes (continued)

                                           1997      1996
                                        ---------------------

    Long-term deferred tax liabilities:
      Plant and equipment               $  8,804    $6,194
      Deferred income on Daicel              878       822
      agreement
      Deferred charges                     5,174     1,381
      Other                                    -        39
                                        ---------------------
      Total long-term deferred tax        14,856     8,436
      liabilities
                                        ---------------------
        Total deferred tax liabilities    16,306     9,924

    Current deferred tax asset:
      Other                                  144        32

    Long-term deferred tax asset:
      Deferred compensation                  294       361
                                        ---------------------
       Total deferred tax assets             438       393
                                        ---------------------
    Net deferred tax liabilities         $15,868    $9,531
                                        =====================

Components of income tax expense (benefit) are as follows (in thousands):

                                 Current   Deferred   Total
                                -------------------------------

    1997:
      Federal                    $11,491     $5,515   $17,006
      State                        2,035        822     2,857
                                -------------------------------
                                 $13,526     $6,337   $19,863
                                ===============================

    1996:
      Federal                    $10,840     $2,303   $13,143
      State                        1,644        378     2,022
                                -------------------------------
                                 $12,484     $2,681   $15,165
                                ===============================

    1995:
      Federal                    $11,121     $2,461   $13,582
      State                        1,974        (87)    1,887
                                -------------------------------
                                 $13,095     $2,374   $15,469
                                ===============================

                               OEA, Inc. and Subsidiaries

8. Income Taxes (continued)

Actual tax expense for 1997, 1996, and 1995 differs from "expected" tax expense for those years (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

                                      1997     1996     1995
                                    ---------------------------

    Computed "expected" tax expense  $19,356 $14,248  $12,861
    Increases (reductions) in taxes
    resulting from:
       State taxes, net of federal
       income tax benefit              1,877   1,315    1,227
       Sales to foreign customers       (494)      -        -
       Settlement of environmental         -       -      788
       matters
       Tax effect of joint venture      (105)   (297)     727
       operations
       Income tax credits               (915)   (175)    (461)
       Other                             144      74      327
                                    ---------------------------
    Actual tax expense               $19,863 $15,165  $15,469
                                    ===========================

9. Stock Options

The Company follows APB No. 25 and related interpretations in accounting for its employee stock options, and has adopted the disclosure-only option under FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost for stock options has been recognized.

The shareholders approved an Employees' Stock Option Plan (the "Employees' Plan") on January 13, 1995, and a Nonemployee Directors' Stock Option Plan (the "Directors' Plan") on January 12, 1996. These plans provide for stock options to be granted for a maximum of 600,000 shares of common stock under the Employees' Plan and a maximum of 50,000 shares of common stock under the Directors' Plan. Options may be granted to employees and nonemployee directors at prices not less than fair market value of the Company's common stock on the date of grant. Options granted under the Employees' Plan may be exercised at any time after the grant date and options issued under the Directors' Plan may be exercised after the first six months following the grant date. Employee and Director stock options have a ten-year life from the date of the grant, except that any options granted to a recipient who owns more than 10% of the total

                               OEA, Inc. and Subsidiaries

9. Stock Options (continued)

combined voting power of the stock of the Company have a five-year life from the date of the grant. Shares may be granted from either authorized, but unissued, common stock or issued shares reacquired and held as treasury stock.

Prior to July 28, 1994, the Company had a qualified incentive stock option plan for key employees of the Company whereby a total of 666,000 shares of common stock were reserved for issuance ("Previous Employees' Plan"). Options were granted to key employees at prices not less than the fair market value of the Company's common stock on the date of grant, and were exercisable after one year of continuous employment following the date of grant. Options had a ten-year life from the date of the grant, except that any option granted to a recipient who owned more than 10% of the total combined voting power of the stock of the Company had a five-year life from the date of the grant.

The following schedule shows the activity in each of these plans for the past three years:


                       Previous
                   Employees' Plan        Employees' Plan         Directors' Plan
                 Number of  Weighted    Number of   Weighted    Number of    Weighted
                  Shares    Avg Price    Shares     Avg Price     Shares     Avg Price
                 --------------------   ---------------------   ----------------------
Options
outstanding at   207,114     $14.09          -      $    -           -     $    -
July 31, 1994
   Granted             -          -          -           -           -          -
   Exercised     (21,083)      7.65          -           -           -          -
   Forfeited     (10,336)     17.23          -           -           -          -
                 ---------             --------                --------
Options
outstanding at   175,695      14.67          -           -           -          -
July 31, 1995
   Granted             -          -     27,472       28.34       4,375      27.75
   Exercised     (36,870)     13.65       (200)      28.34           -          -
   Forfeited      (8,311)     26.30     (2,000)      28.34           -          -
                 ---------             --------                --------
Options
outstanding at   130,514      14.21     25,272       28.34       4,375      27.75
July 31, 1996
   Granted             -          -     25,800       38.34       4,375      45.13
   Exercised     (36,950)     12.11     (3,275)      28.34           -          -
   Forfeited      (1,836)     24.20     (2,293)      33.31           -          -
                 ---------             --------                --------
Options
outstanding at    91,728      14.86     45,504       33.70       8,750      36.44
July 31, 1997
                ==========             ========                ========

The following schedule shows the exercise prices, the quantities, and the weighted average remaining contractual lives for all options outstanding and exercisable at July 31, 1997:

                             OEA, Inc. and Subsidiaries

9. Stock Options (continued)


                         Weighted Average   Number of Options     Weighted Average
                         Exercise Price        Outstanding      Remaining Life (years)
                         ---------------------------------------------------------------
Previous Employees' Plan
  $3.31 - $4.67             $  4.10            42,844               0.9
  $19.00 - $33.00             24.40            48,884               4.4

Employees' Plan
  $28.00 - $41.66             33.76            45,504               8.2

Directors' Plan
  $27.75 - $45.13             36.44             8,750               9.0

If fair value accounting under Statement No. 123 had been adopted as of the beginning of fiscal year 1996, the pro forma effects on net earnings and earnings per share, as calculated using the Black-Scholes option-pricing model, would have been as follows:

                                      Fiscal 1997   Fiscal 1996
                                     ---------------------------
Estimated fair value per share of
  options granted to:
   Employees                          $    14.52    $   11.09
   Directors                          $    17.40    $   10.99

Effect on net earnings                $(434,000)    $(318,000)
Effect on earnings per share          $   (0.02)    $   (0.02)

Assumptions:
  Annualized dividend yield                0.70%        0.72%
  Common stock price volatility           35.40%       35.80%
  Risk-free rate of return                 5.87%        6.52%
  Expected option term (years)             5.0          5.0


                            OEA, Inc. and Subsidiaries

10. Segment Information and Major Customers

The Company operates primarily in two industry segments, automotive and nonautomotive. Financial information for each segment and major customers is summarized as follows (in thousands):

                                        1997
                         -------------------------------------
                         Automotive Nonautomotive   Total
                         -------------------------------------
    Net sales             $168,869     $42,688     $211,557
    Operating profit        45,522       4,037       49,559
    Identifiable assets    275,153      56,403      331,556
    Depreciation and
     amortization expense   13,842       1,755       15,597
    Capital expenditures    85,304       1,893       87,197

                                        1996
                         -------------------------------------
                         Automotive Nonautomotive   Total
                         -------------------------------------
    Net sales             $115,587     $37,223     $152,810
    Operating profit        33,284       5,782       39,066
    Identifiable assets    157,569      45,639      203,208
    Depreciation and
     amortization expense    9,049       1,137       10,186
    Capital expenditures    44,550         950       45,500

                                        1995
                         -------------------------------------
                         Automotive Nonautomotive   Total
                         -------------------------------------
    Net sales            $  90,142     $39,069     $129,211
    Operating profit        27,936       6,991       34,927
    Identifiable assets    115,910      44,992      160,902
    Depreciation and
     amortization expense    6,116       1,355        7,471
    Capital expenditures    18,888       1,024       19,912

                                  OEA, Inc. and Subsidiaries

10. Segment Information and Major Customers (continued)

The automotive segment includes the design, development and manufacture of propellant-actuated devices for the use in automotive safety products.
The products currently in production are inflators and electric initiators which are sold to automotive module and inflator manufacturers. The nonautomotive segment primarily includes the manufacture and sale of propellant and explosive-actuated devices for the U.S. government and prime contractors of the U.S. government and foreign governments, and the manufacture and sale of similar explosive-actuated devices for commercial aircraft. Customer payments of accounts receivable are reasonably prompt and collateral is not required.

Customers representing 10% or more of consolidated net sales are as follows:

                                    1997       1996      1995
                                  -------------------------------

    Takata Corporation                24%         6%        2%
    Delphi Interior & Lighting        18%         2%        0%
    Autoliv ASP, Inc.
    (formerly Morton International)   17%        49%       57%

Sales to foreign customers were 38%, 23%, and 22% of consolidated net sales for the years 1997, 1996 and 1995, respectively, and consist primarily of sales to Asian automotive module and inflator manufacturers.

Accounts receivable are summarized as follows (in thousands):

                                           1997       1996
                                        -----------------------
    Automotive                           $30,416     $22,057
    Nonautomotive                         14,683       7,903
                                        =======================
                                         $45,099     $29,960
                                        =======================


                                 OEA, Inc. and Subsidiaries

11. Quarterly Results of Operations (Unaudited) (in thousands)

                   October 31    January 31    April 30    July 31
                   -----------------------------------------------

    1997

    Net sales          $45,340    $51,486      $54,397      $60,334
    Gross profit        14,515     14,457       14,507       14,925
    Net earnings         7,105      7,804       10,094       10,438
    Earnings per share $  0.35    $  0.38      $  0.49      $  0.51

    1996

    Net sales          $34,570    $36,738      $35,907      $45,595
    Gross profit        12,052     13,925       14,028       10,852
    Net earnings         6,088      6,158        6,582        6,715
    Earnings per share $  0.30    $  0.30      $  0.32      $  0.33

During the quarter ended April 30, 1997, the Company recorded a gain of $2.0 million net of tax, or $0.10 per share, related to the sale of its original ownership share of Pyrospace.

During the quarter ended July 31, 1997, the Company recorded other income of $1.8 million net of tax, or $0.09 per share, related to royalty payments received under the technology transfer agreement with Daicel.