Form 10-Q
period 1997-10-31
OEA INC /DE/
filed 1997-12-15
CIK 73864

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934


    For the Quarterly period ended  October 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of
    1934

    For the transition period from                   to

    Commission file number           1-6711

                                    OEA, INC.
             ------------------------------------------------------
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
                                            Yes X      No
                                               ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             20,576,257 Shares of Common Stock at December 10, 1997.

                         PART I - FINANCIAL INFORMATION





ITEM 1.  Financial Statements




         Index to Financial Statements                            Page No.



                  Consolidated Condensed Balance Sheets
                         October 31, 1997 (unaudited)
                         and July 31, 1997.........................  2

                  Consolidated Condensed Statements
                         of Earnings (unaudited)
                         Three Months
                         Ended October 31, 1997 and 1996...........  3

                  Consolidated Condensed Statements
                         of Cash Flows (unaudited) Three Months
                         Ended October 31, 1997 and 1996...........  4

                  Notes to Consolidated Condensed Financial
                         Statements (Unaudited)....................  5

                                                             OEA, INC.
                                                             ---------

                                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                           (in thousands)

                                                              ASSETS

                                                                           October 31, 1997         July 31, 1997
                                                                           ----------------         -------------
Current Assets:                                                              (Unaudited)

     Cash and Cash Equivalents                                            $          4,554       $          4,138
     Accounts Receivable, Net                                                       46,524                 45,099
     Unbilled Costs and Accrued Earnings                                             4,109                  4,062
     Income Taxes Receivable                                                           ---                  2,568
     Inventories
          Raw Material and Component Parts                                          41,861                 39,786
          Work-in-Process                                                           21,521                 21,107
          Finished Goods                                                            11,000                  9,513
                                                                                    ------                  -----
                                                                                    74,382                 70,406

     Prepaid Expenses and Other                                                      2,007                  1,046
                                                                                     -----                  -----

               Total Current Assets                                                131,576                127,319
                                                                                   -------                -------

Property, Plant and Equipment                                                      260,172                238,545
     Less:  Accumulated Depreciation                                                59,840                 54,651
                                                                                    ------                 ------

               Property, Plant and Equipment, Net                                  200,332                183,894

Cash Value of Life Insurance                                                           317                    317

Long-Term Receivable                                                                 3,000                  3,000

Investment in Foreign Joint Venture                                                  2,323                  2,323

Deferred Charges                                                                    15,910                 13,527

Other Assets                                                                         1,201                  1,176
                                                                                     -----                  -----
               Total Assets                                               $        354,659       $        331,556
                                                                          ================       ================


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                                     $         17,714       $         27,043
     Interest Payable                                                                1,714                  1,431
     Dividends Payable                                                               6,800                    ---
     Accrued Expenses                                                                4,388                  6,251
     Federal and State Income Taxes                                                  1,436                  1,306
                                                                                     -----                  -----
               Total Current Liabilities                                            32,052                 36,031

Long-term Bank Borrowings                                                          120,000                 93,200

Deferred Income Taxes                                                               14,562                 14,562

Other                                                                                  985                    985
                                                                                       ---                    ---

               Total Liabilities                                                   167,599                144,778
                                                                                   -------                -------
Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                                 2,202                  2,202
     Additional Paid-In Capital                                                     13,030                 12,956
     Retained Earnings                                                             175,860                176,547
          Less:  Cost of Treasury Shares, 1,447,443 and 1,467,531                   (2,176)                (2,164)
     Equity Adjustment from Translation                                             (1,856)                (2,763)
                                                                                    ------                 ------
               Total Stockholders' Equity                                          187,060                186,778
                                                                                   -------                -------
                Total Liabilities and Stockholders' Equity                 $       354,659       $        331,556
                                                                           ===============       ================


                                             OEA, INC.
                                             ---------

                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                                    (in thousands except share data)



                                                                                Three Months Ended October 31,
                                                                                 1997                   1996
                                                                            ---------------        ---------------

Net Sales                                                                 $         57,335       $         45,340

Cost of Sales                                                                       44,894                 30,825
                                                                                    ------                 ------

          Gross Profit                                                              12,441                 14,515

General and Administrative Expenses                                                  1,885                  1,574

Research and Development Expenses                                                      301                  1,183
                                                                                       ---                  -----

          Operating Profit                                                          10,255                 11,758

Other Income (Expense):

     Interest Income                                                                   131                     44
     Interest Expense                                                                 (975)                   (13)
     Other, Net                                                                        154                   (114)
                                                                                       ---                   ----
                                                                                      (690)                   (83)
                                                                                      ----                    ---

          Earnings Before Income Taxes                                               9,565                 11,675

Federal and State Income Tax Expense                                                 3,452                  4,570
                                                                                     -----                  -----

          Net Earnings                                                    $          6,113       $          7,105
                                                                          ================       ================

          Earnings Per Share                                              $           0.30       $           0.35
                                                                          ================       ================

Weighted Average Number of Shares Outstanding                                   20,557,178             20,520,151
                                                                                ==========             ==========




                                                           OEA, INC.
                                                           ---------

                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                          (in thousands)


                                                                                Three Months Ended October 31,
                                                                                 1997                   1996
                                                                            ---------------        ---------------

     Operating Activities:

          Net Earnings                                                    $          6,113       $          7,105
          Adjustments to reconcile net earnings to net
             cash provided by operating activities:
          Undistributed earnings of foreign joint venture                              ---                    (50)
          Depreciation and amortization                                              5,353                  3,618
          Deferred income taxes                                                        ---                    ---
          Increase in deferred compensation payable                                    ---                     31
          Loss on disposal of property, plant and equipment                              2                    ---
          Changes in operating assets and liabilities:
               Accounts receivable                                                  (1,099)                 1,633
               Unbilled costs and accrued earnings                                     (47)                (1,412)
               Inventories                                                          (3,862)                (3,556)
               Prepaid expenses and other                                           (1,018)                  (203)
               Accounts payable and accrued expenses                               (11,266)                (8,813)
               Income taxes payable                                                  2,698                  3,782
                                                                                     -----                  -----

                    Net cash provided by/(used in) operating activities             (3,126)                 2,135


     Investing activities:

          Capital expenditures                                                     (20,587)                (7,077)
          Proceeds from sale of property, plant, and equipment                         ---                    ---
          Increase in deferred charges                                              (2,564)                  (752)
          Increase in other assets, net                                                (35)                    (8)
                                                                                       ---                     --


                    Net cash used in investing activities                          (23,186)                (7,837)


     Financing activities:

          Purchases of common stock for treasury                                       (43)                   ---
          Proceeds from issuance of treasury stock                                     105                    210
          Increase in borrowings, net                                               26,800                  8,000
                                                                                    ------                  -----

                    Net cash provided by financing activities                       26,862                  8,210

                    Effect of exchange rate changes on cash                           (134)                    16
                                                                                      ----                     --

                    Net increase/(decrease) in cash and cash equivalents               416                  2,524

     Cash and cash equivalents at beginning of period                                4,138                  2,560
                                                                                     -----                  -----

     Cash and cash equivalents at end of period                           $          4,554       $          5,084
                                                                          ================       ================

         Notes to Consolidated Condensed Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month period ended October 31, 1997.

Refer to the Company's annual financial statements for the year ended July 31, 1997, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed except as a result of normal transactions in the interim.

Note 2 - Earnings per Share

Earnings per share of common stock is computed on the basis of the weighted average number of shares outstanding during the year. The effect on reported earnings per share from the assumed exercise of stock options outstanding during the three months ended October 31, 1997 and 1996 would be insignificant.

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

Note 3 - Recently Issued Pronouncements

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



Note 4 - Bank Borrowings

On December 18, 1996, the Company entered into an unsecured, four-year, $100 million Revolving Credit Agreement with a group of four banks. This agreement was amended on September 10, 1997 to increase the revolving credit facility to $130 million. The interest rate is .625% above the federal funds rate when total indebtedness is equal to or less than 30% of total capitalization and increases to .7% above the federal funds rate when total indebtedness exceeds 30% of total capitalization. Additionally, the Company pays an annual fee equal to .125% of the banks' total commitment. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). The credit facility expires on December 18, 2000, and provides for annual twelve-month extensions to the termination date. At October 31, 1997, the total debt outstanding related to the revolving credit facility was $120 million. All debt relating to this facility is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:



                                 Comparisons of
                                  Three Months
                         Ended October 31, 1997 and 1996
                               Increase (Decrease)
                                 (in thousands)
Net Sales                                11,995              26.5%

Cost of Sales                            14,069              45.6%

General and
Administrative Expenses                     311              19.8%

Research and
Development Expenses                       (882)            (74.6%)

Net Earnings                               (992)            (14.0%)


NET SALES

         The 26.5% increase in sales for the three months ended October 31, 1997, as compared to the prior-year period, was due to increased sales in both the automotive and nonautomotive segments. The automotive segment sales increased 23.7% ($8.6 million) to $45.0 million primarily due to 1) increased sales of OEA's first generation passenger side inflator, 2) sales of OEA's driver side, side-impact and second generation passenger side inflators, which began high-volume production late in the fourth quarter of fiscal year 1997, and partially offset by 3) a temporary reduction in initiator sales due to the timing of customer releases. This reflects continued strong customer acceptance of the Company's inflator program and increased demand for air bags from both domestic and foreign automobile manufacturers. The nonautomotive segment sales increased by 37.4% ($3.4 million) to $12.3 million for the first quarter, as compared to the prior-year period, primarily due to increases in engineering development contracts, the Delta satellite launcher program and the V-22 Osprey (tiltrotor aircraft) program.

COST OF SALES

         Cost of sales increased by 45.6% for the three months ended October 31, 1997, as compared to the prior-year period. Gross margins were $12.4 million, or 21.7% of sales, for the first quarter as compared to the prior-year margin of $14.5 million, or 32.0% of sales. Gross margins in both initiators and inflators were below prior-year levels in the automotive segment. Initiator margins were down due to scheduled price reductions and lower leverage of fixed costs as a result of lower volume. Inflator costs were higher than in the prior-year period due to the ramp-up of four new production lines. The new lines will increase the annual production capacity for the Company's first generation passenger side inflator from 3 million to 5 million units and will add three new inflator product lines with an annual production capacity of 10 million units. These new product lines are 1) the driver's side inflator, 2) the side-impact inflator, and 3) the second-generation passenger side inflator. Production of the new inflator lines began late in the fourth quarter of fiscal 1997 and the production ramp-up will continue through the second quarter of fiscal 1998. Margins were further impacted by the continuing shift in product mix from initiators to inflators. In the first quarter of fiscal year 1997, initiator sales represented 46.2% of total automotive segment sales, whereas they represented only 26.3% of total automotive segment sales in the first quarter of fiscal year 1998. Initiators represent a more mature, higher margin product line, whereas inflators are in the early production and start-up stages of the products' life cycle. As production and productivity increase, inflator margins are expected to improve.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $0.3 million for the three months ended October 31, 1997, as compared to the prior-year period. This increase is primarily attributed to the increased activity in the Company's inflator division. The expenses, as a percentage of sales, were 3.3% in the first quarter of fiscal 1998 as compared to 3.5% for the prior-year period.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs decreased by $0.9 million for the three months ended October 31, 1997, as compared to the prior-year period. The Company has shifted its resources from product research and development to product launch for its driver side, side-impact, and second-generation passenger side inflators. Development costs are not expected to increase significantly for the remainder of fiscal year 1998.

NET EARNINGS

         Net earnings decreased by $1.0 million, or 14.0%, for the three months ended October 31, 1997, as compared to the prior-year period. This reflects the higher costs associated with the product launch of the Company's three new inflator product lines and the effects of its changing product mix.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased during the quarter to $99.5 million. During the three-month period ended October 31, 1997, the Company made capital expenditures totaling approximately $20.6 million, which were funded from bank borrowings. On December 18, 1996, the Company entered into a four-year, $100 million Revolving Credit
         Agreement with a group of four banks. The Company's principal bank is acting as agent for this agreement. On September 10, 1997, the agreement was amended to increase the revolving credit facility to $130 million. The Company had $120 million of long-term debt against this credit facility at October 31, 1997. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings under the revolving credit agreement and from internally generated funds.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to the Company's sales, earnings, market penetration, plans, products, projections and other matters. These statements are based on assumptions as to future events and are therefore inherently uncertain. A number of factors, including those discussed below and elsewhere herein, may cause the Company's actual results to differ materially from those contemplated by these forward-looking statements.

         The Company's future sales in the automotive segment are expected to consist increasingly of passenger, driver and side-impact inflators that are being produced by the Company in new manufacturing facilities. These facilities are currently in operation and will have the ability to run at full capacity by the end of the second quarter of fiscal year 1998. The Company's future inflator sales and market penetration will depend on its continued success in manufacturing inflators which meet the expectations of its customers in 1998 and beyond.

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




       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



       None

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None


Item 2.       Changes in Securities and Use of Proceeds


              The Company sold 21,250 shares of unregistered common stock pursuant to the exercise of options by four executive officers and key employees in the first quarter of fiscal 1998 as follows:



                 Date                  Number                Aggregate
                of Sale              of Shares             Offering Price
              -----------          ------------          -----------------
                8/29/97                1,250                 $36,500
                10/9/97               18,000                 $59,625
               10/15/97                  500                  $2,333
               10/16/97                1,500                  $7,000


              Such sales were made pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1993.


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





                                                           OEA, INC.
                                                           (Registrant)





         December 12, 1997
         Date                                          J. Thompson McConathy
                                                       Vice President Finance





         December 12, 1997
         Date                                          Charles B. Kafadar
                                                       President