Form 10-Q
period 1998-01-30
OEA INC /DE/
filed 1998-03-10
CIK 73864

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly  Report  Pursuant to  Section 13 or  15 (d) of the Securities
    Exchange Act of 1934


    For the Quarterly period ended January 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

    For the transition period from                             to

    Commission file number           1-6711

                                    OEA, INC.
-------------------------------------------------------------------------------
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

               20,594,757 Shares of Common Stock at March 5, 1998.

                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS




         Index to Financial Statements                               Page No.



                  Consolidated Condensed Balance Sheets
                         January 30, 1998 (unaudited)
                         and July 31, 1997..............................  3

                  Consolidated Condensed Statements
                         of Earnings (unaudited)
                         Three Months and Six Months
                         Ended January 30, 1998 and
                         January 31, 1997...............................  4

                  Consolidated Condensed Statements
                         of Cash Flows (unaudited) Six Months
                         Ended January 30, 1998 and
                         January 31, 1997...............................  5

                  Notes to Consolidated Condensed Financial
                         Statements (Unaudited).........................  6

                                                                OEA, INC.
                                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                              (in thousands)

                                                                  ASSETS

                                                                January 30, 1998       July 31, 1997
Current Assets:                                                    (Unaudited)

     Cash and Cash Equivalents                                  $      2,747     $           4,138
     Accounts Receivable, Net                                         48,926                45,099
     Unbilled Costs and Accrued Earnings                               4,189                 4,062
     Income Taxes Receivable                                             ---                 2,568
     Inventories
          Raw Material and Component Parts                            41,470                39,786
          Work-in-Process                                             23,637                21,107
          Finished Goods                                              13,189                 9,513
                                                                      ------                 -----
                                                                      78,296                70,406

     Prepaid Expenses and Other                                        1,646                 1,046
                                                                       -----                 -----

               Total Current Assets                                  135,804               127,319
                                                                     -------               -------

Property, Plant and Equipment                                        268,477               238,545
     Less:  Accumulated Depreciation                                  65,037                54,651
                                                                      ------                ------

               Property, Plant and Equipment, Net                    203,440               183,894

Cash Value of Life Insurance                                             317                   317

Long-Term Receivable                                                   3,000                 3,000

Investment in Foreign Joint Venture                                    2,323                 2,323

Deferred Charges                                                      18,458                13,527

Other Assets                                                           1,218                 1,176
                                                                       -----                 -----

               Total Assets                                        $ 364,560     $         331,556
                                                                     =======     =================


                                                              LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

     Accounts Payable                                             $   19,821     $          27,043
     Interest Payable                                                  2,034                 1,431
     Accrued Expenses                                                  5,541                 6,251
     Federal and State Income Taxes                                    3,374                 1,306
                                                                       -----                 -----

               Total Current Liabilities                              30,770                36,031

Long-term Bank Borrowings                                            128,000                93,200

Deferred Income Taxes                                                 14,562                14,562

Other                                                                    985                   985
                                                                         ---                   ---

               Total Liabilities                                     174,317               144,778
                                                                     -------               -------

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                                   2,202                 2,202
     Additional Paid-In Capital                                       13,144                12,956
     Retained Earnings                                               179,956               176,547
          Less:  Cost of Treasury Shares, 1,442,943 and 1,467,531     (2,169)               (2,164)
     Equity Adjustment from Translation                               (2,890)               (2,763)
                                                                      ------                ------

               Total Stockholders' Equity                            190,243               186,778
                                                                     -------               -------

               Total Liabilities and Stockholders' Equity        $   364,560     $         331,556
                                                                     =======     =================

                                                                            OEA, INC.
                                                            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                                                                 (in thousands, except share data)



                                                                   Three Months Ended                     Six Months Ended
                                                              January 30,     January 31,           January 30,      January 31,
                                                                  1998           1997                 1998              1997
                                                            -------------    ------------        --------------    -------------

Net Sales                                                     $  59,414         $ 51,486           $  116,749         $  96,826

Cost of Sales                                                    48,741           37,029               93,636            67,853
                                                                 ------           ------               ------            ------

          Gross Profit                                           10,673           14,457               23,113            28,973

General and Administrative Expenses                               2,118            1,950                4,003             3,524

Research and Development Expenses                                   376               83                  677             1,267
                                                                    ---               --                  ---             -----

          Operating Profit                                        8,179           12,424               18,433            24,182

Other Income (Expense):

     Interest Income                                                 69               63                  200               108
     Interest Expense                                            (1,401)              (3)              (2,376)              (16)
     Other, Net                                                    (291)             174                 (137)               60
                                                                   ----              ---                 ----                --
                                                                  (1,623)             234               (2,313)              152
                                                                  ------              ---               ------               ---

          Earnings Before Income Taxes                            6,556           12,658               16,120            24,334

Federal and State Income Tax Expense                              2,469            4,854                5,921             9,424
                                                                  -----            -----                -----             -----

          Net Earnings                                         $  4,087         $  7,804             $ 10,199           $14,910
                                                                  =====         ========             ========           =======

          Earnings Per Share - Basic                           $   0.20         $   0.38               $ 0.50             $0.73
                                                                   ====         ========               ======             =====

          Earnings Per Share - Diluted                         $   0.20         $   0.38               $ 0.50             $0.72
                                                                   ====         ========               ======             =====


Weighted Average Number of Shares Outstanding - Basic        20,576,208         20,541,348             20,566,693         20,531,781
                                                             ==========         ==========             ==========         ==========

Weighted Average Number of Shares Outstanding - Diluted      20,610,612         20,617,819             20,596,784         20,605,581
                                                             ==========         ==========             ==========         ==========


                                                                OEA, INC.

                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                              (in thousands)


                                                                       Six Months Ended
                                                              January 30,            January 31,
                                                                  1998                  1997
                                                            -----------------      ----------------

     Operating Activities:

          Net Earnings                                          $     10,199     $          14,910
          Adjustments to reconcile net earnings to net
             cash provided by operating activities:
          Undistributed earnings of foreign joint venture                ---                  (301)
          Depreciation and amortization                               11,856                 7,388
          Increase in deferred compensation payable                      ---                    61
          Loss on disposal of property, plant and equipment                3                   ---
          Changes in operating assets and liabilities:
               Accounts receivable                                    (3,758)               (3,012)
               Unbilled costs and accrued earnings                      (127)                 (617)
               Inventories                                            (7,883)               (7,769)
               Prepaid expenses and other                               (598)                   19
               Accounts payable and accrued expenses                  (7,339)               (6,378)
               Income taxes payable                                    4,636                   930
                                                                       -----                   ---

                    Net cash provided by operating activities          6,989                 5,231


     Investing activities:

          Capital expenditures                                       (30,757)              (38,931)
          Proceeds from sale of property, plant, and equipment           255                   ---
          Increase in deferred charges                                (5,829)               (3,920)
          Increase in other assets, net                                  (80)                  (23)
                                                                         ---                   ---

                    Net cash used in investing activities            (36,411)              (42,874)


     Financing activities:

          Purchases of common stock for treasury                         (43)                 (117)
          Proceeds from issuance of treasury stock                       226                   359
          Payment of dividends                                        (6,791)               (6,162)
          Increase in borrowings, net                                 34,800                44,000
                                                                      ------                ------

                    Net cash provided by financing activities         28,192                38,080

                    Effect of exchange rate changes on cash             (161)                 (179)
                                                                        ----                  ----

                    Net increase/(decrease)in cash and cash           (1,391)                  258
                    equivalents

     Cash and cash equivalents at beginning of period                  4,138                 2,560
                                                                       -----                 -----

     Cash and cash equivalents at end of period                  $     2,747        $        2,818
                                                                       =====                 =====




       Notes to Consolidated Condensed Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the six-month period ended January 30, 1998.

Refer to the Company's annual financial statements for the year ended July 31, 1997, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed, except as a result of normal transactions in the interim.

Note 2 - Earnings per Share

In February 1997, the FASB issued Statement No. 128, Earnings per Share. The statement simplifies the standards for computing earnings per share ("EPS"), and requires the presentation of both basic and diluted EPS on the face of the statement of earnings with supplementary disclosures. Statement No. 128 became effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has adopted Statement No. 128 for the second quarter of fiscal 1998.

Earnings per share of common stock is computed on the basis of the weighted average number of shares outstanding during the year. The dilutive effect on reported basic earnings per share from the assumed exercise of stock options outstanding was 34,404 shares for the three months ended January 30, 1998 and 30,091 shares for the six months ended January 30, 1998. The dilutive effects on reported basic earnings per share were 76,471 and 73,800, respectively, for the prior-year periods.

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

Note 4 - Bank Borrowings

On December 18, 1996, the Company entered into an unsecured, four-year, $100 million Revolving Credit Agreement with a group of four banks. This agreement was amended on September 10, 1997 to increase the revolving credit facility to $130 million. The interest rate is .625% above the federal funds rate when total indebtedness is equal to or less than 30% of total capitalization and increases to .7% above the federal funds rate when total indebtedness exceeds 30% of total capitalization. Additionally, the Company pays an annual fee equal to .125% of the banks' total commitment. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). The credit facility expires on December 18, 2000, and provides for annual twelve-month extensions to the termination date. In addition to this facility, the Company recently secured a $10 million line of credit with an interest rate of .8% above the federal funds rate from two of the banks participating in the $130 million revolving credit facility. At January 30, 1998, the total debt outstanding related to these credit facilities was $128 million. All outstanding debt at January 30, 1998 is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         This report contains certain forward-looking statements within the meaning of Section 27E of the Securities Exchange Act of 1934, as amended, with respect to the Company's sales, earnings, market penetration, plans, products, projections and other matters. These statements are based on assumptions as to future events and are therefore inherently uncertain. A number of factors, including those discussed below and elsewhere herein, may cause the Company's actual results to differ materially from those contemplated by these forward-looking statements.

         The Company's future sales in the automotive segment are expected to consist increasingly of passenger, driver and side-impact inflators that are being produced by the Company in new manufacturing facilities. These facilities are currently in operation and are expected to have the ability to run at full capacity by the fourth quarter of fiscal year 1998. The Company's future inflator sales and market penetration will depend on its success in achieving planned automation and production efficiencies in its new inflator facilities and on its continued success in manufacturing inflators that meet the expectations of its customers in 1998 and beyond.

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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                                                   Comparison of
                                   -----------------------------------------------------------------------------

                                           Three Months Ended                           Six Months Ended
                                            January 30, 1998                            January 30, 1998
                                          and January 31, 1997                        and January 31, 1997
                                           Increase (Decrease)                         Increase (Decrease)
                                             (in thousands)                              (in thousands)
                                   --------------------------------            ---------------------------------

Net Sales                                 7,928                 15.4%                19,923                  20.6%

Cost Of Sales                            11,712                 31.6%                25,783                  38.0%

General and
Administrative Expenses                     168                  8.6%                   479                  13.6%

Research and
Development Expenses                        293                353.0%                  (590)                (46.6%)

Net Earnings                             (3,717)               (47.6%)               (4,711)                (31.6%)




NET SALES

         Net sales increased 15.4% for the three months ended January 30, 1998, and 20.6% for the six months ended January 30, 1998, as compared to the prior-year periods, primarily due to increased sales in both the automotive and nonautomotive segments. The automotive segment sales increased 15.4% ($6.4 million) to $47.8 million in the second quarter and 19.3% ($15.0 million) to $92.8 million for the first half of the fiscal year. These increases are due primarily to increased inflator sales, partially offset by lower initiator sales. The increased inflator sales reflect continued strong customer acceptance of the Company's inflator program and increased demand for air bags from both domestic and foreign automobile manufacturers. The nonautomotive segment sales increased by 15.4% ($1.5 million) to $11.6 million for the second quarter, and by 25.8% ($4.9 million) to $23.9 million for the first half of the fiscal year. This is primarily due to increases in engineering development contracts, the Delta satellite launcher program and the V-22 Osprey (tiltrotor aircraft) program.



COST OF SALES

         Cost of sales increased by 31.6% for the three months ended January 30, 1998, and by 38.0% for the six months ended January 30, 1998, as compared to the prior-year periods. Gross margins were $10.7 million, or 18.0% of sales, for the second quarter and $23.1 million, or 19.8% of sales, for the first half of fiscal year 1998, as compared to the prior-year margins of $14.5 million, or 28.1% of sales, for the second quarter and $29.0 million, or 29.9% for the first half. Both initiator and inflator gross margins for the first half of fiscal 1998 were below prior-year levels in the automotive segment. Initiator margins in the second quarter were consistent with the prior-year period; however, margins for the first half were lower than the prior-year period due to scheduled price reductions and lower leverage of fixed costs. These factors, plus lower volume, resulted in a $5.1 million decrease in initiator gross margins for the first half of fiscal 1998, as compared to the prior-year period. Inflator costs for both the second quarter and the first half were higher than in the prior-year periods due to 1) costs for the continued ramp-up of the Company's four new inflator production lines, including delays in reaching target efficiencies; 2) a parts shortage resulting in periodic production shut-downs on the Company's passenger inflator lines; and 3) reduced driver and second-generation passenger volume due to customer program delays.
         During the second quarter, the Company produced in excess of 1.4 million inflators. When the new inflator production lines are fully implemented, the Company's annual production capacity is expected to increase from 3 million to 15 million units. Initial production on these new inflator lines began late in the fourth quarter of fiscal 1997 and the production ramp-up is expected to continue through the fourth quarter of fiscal 1998. Automotive margins were further reduced
         2.1 percentage points by the continuing shift in product mix from initiators to inflators. Initiators represent a more mature, higher margin product line, whereas inflators are in the early production and start-up stages of the products' life cycle. As production and productivity increase, inflator margins are expected to improve.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $0.2 million for the three months ended January 30, 1998, and $0.5 million for the first half of fiscal 1998, as compared to the prior-year periods. These increases were primarily attributed to increases in general and administrative support necessary for the new inflator production lines. As a percentage of sales, general and administrative expenses decreased to 3.6% in the second quarter of fiscal 1998 and 3.4% for the first half of fiscal 1998 from 3.8% and 3.6%, respectively, in the prior-year periods.



RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs increased $0.3 million for the three months ended January 30, 1998 and decreased $0.6 million for the six months ended January 30, 1998, as compared to the prior-year periods. Because the Company has completed the product development phase for its driver, side-impact, and second-generation passenger inflators, development costs are not expected to increase significantly for the remainder of fiscal year 1998.



NET EARNINGS

         For the reasons described above, net earnings decreased $3.7 million, or 47.6%, for the three months ended January 30, 1998 and decreased $4.7 million, or 31.6%, for the six months ended January 30, 1998, as compared to the prior-year periods. This resulted in a decrease in basic earnings per share to $.20 for the second quarter and $.50 for the first half of fiscal 1998 from $.38 and $.73, respectively, for the prior-year periods.

         The Company has taken and is planning to take a number of steps that it believes will improve earnings in future periods. To further improve margins in initiator production, the Company's domestic initiator operations will be consolidated in the Utah facility in the second half of fiscal 1998. Additionally, several steps are being taken to improve inflator margins, including certain equipment design modifications to improve efficiencies in the Company's three new product lines, and material cost reductions resulting from design improvements and new supplier partnering arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased during the quarter to $105.0 million. During the six months ended January 30, 1998, the Company made capital expenditures totaling approximately $30.8 million, which were funded from bank borrowings. On December 18, 1996, the Company entered into a four-year, $100 million Revolving Credit Agreement with a group of four banks. The Company's principal bank is acting as agent for this agreement. On September 10, 1997, the agreement was amended to increase the revolving credit facility to $130 million. In addition to this facility, the Company recently secured a $10 million line of credit with two of the banks participating in the $130 million revolving credit facility. The Company had $128 million of long-term debt against these credit facilities at January 30, 1998. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings and from internally generated funds.




ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              None

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None




ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS


              The Company sold 25,750 shares of unregistered common stock pursuant to the exercise of options by six executive officers and key employees in the first half of fiscal 1998 as follows:

                                         Date              Number              Aggregate
                                        of Sale          Of Shares           Offering Price
                                       ---------         ---------           --------------
                                         8/29/97            1,250               $36,500
                                         10/9/97           18,000               $59,625
                                        10/15/97              500                $2,333
                                        10/16/97            1,500                $7,000
                                         11/7/97            4,000              $111,120
                                        12/24/97              500                $9,500



              Such sales were made pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1993.




ITEM 3.       DEFAULTS ON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


              At the Company's annual stockholders' meeting held on January 15, 1998, nine directors were elected and the proposed OEA, Inc. 1997 Employee Stock Purchase Plan (the "Plan") was adopted.


              The Plan provides for the purchase of up to 100,000 share of the Common Stock ("Shares") by employees of the Company at a discount from market price. The Plan provides for payments for the Shares to be made through direct payroll deductions. The purpose of the Plan is to provide a method by which eligible employees of the Company and its U.S. subsidiaries may purchase shares of Common Stock of the Company by payroll deduction and at favorable prices. By this means, eligible employees will be given an opportunity to acquire an additional interest in the prosperity, growth and earnings of the Company and a further incentive to promote the best interests of the Company. A detailed description of the Plan was included in and is incorporated by reference from the Registrant's definitive proxy statement for its 1998 annual shareholders' meeting, which was filed with the Securities and Exchange Commission on November 28, 1997.

                                          Results of Shareholders' Voting at Annual Meeting


                                                          Votes Cast
                                              -------------------------------------         No Proxy        Total Shares
Directors Elected:                            For             Against        Witheld        Received         Outstanding

  Ahmed D. Kafadar, Chairman                 19,012,020         ---              93,947       1,470,290         20,576,257
  Charles B. Kafadar                         19,016,197         ---              89,770       1,470,290         20,576,257
  Ralph A.L.Bogan Jr.                        19,011,680         ---              94,287       1,470,290         20,576,257
  James R. Burnett                           19,012,327         ---              93,640       1,470,290         20,576,257
  Lewis W. Watson                            19,016,457         ---              89,510       1,470,290         20,576,257
  Philip E. Johnson                          19,017,227         ---              88,740       1,470,290         20,576,257
  George S. Ansell                           19,016,649         ---              89,318       1,470,290         20,576,257
  Robert J. Schultz                          19,015,812         ---              90,155       1,470,290         20,576,257
  Erwin H. Billig                            19,014,537         ---              91,430       1,470,290         20,576,257


                                                                                            No Proxy        Total Shares
                                              For             Against        Abstain        Received         Outstanding

OEA, Inc. 1997 Employee
Stock Purchase Plan                          18,778,672          155,691        171,604       1,470,290         20,576,257



ITEM 5.       OTHER INFORMATION

              Ahmed D. Kafadar, OEA's Chairman, CEO and Founder, passed away on January 17, 1998 at his home in Englewood, Colorado.

              The Board of Directors unanimously elected Robert J. Schultz as the succeeding Chairman of the Board and Charles B. Kafadar, the son of Ahmed D. Kafadar, as the succeeding Chief Executive Officer.




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      None

              (b)     Reports on Form 8-K

                      None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     OEA, INC.
                                                    (Registrant)





         March 9, 1998
         Date                                  /S/J. Thompson McConathy
                                                  Vice President Finance and CFO








         March 9, 1998
         Date                                  /S/Charles B. Kafadar
                                                  President and CEO