Form 10-Q
period 1998-05-01
OEA INC /DE/
filed 1998-06-12
CIK 73864

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended May 1, 1998
                               -----------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission file number           1-6711
                       ---------------------------------------------------------

                                     OEA, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                     36-2362379
-----------------------------------     ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)          Number)

P. O. Box 100488, Denver, Colorado                                  80250
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (303) 693-1248
                                                  ---------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X  No
                       -----  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                20,594,757 Shares of Common Stock at June 10, 1998.

                                        INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Consolidated Condensed Balance Sheets
          May 1, 1998 (unaudited)
          and July 31, 1997. . . . . . . . . . . . . . . . . . . . . . .  3

     Consolidated Condensed Statements
          of Earnings (unaudited)
          Three Months and Nine Months
          Ended May 1, 1998 and
          April 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . .  4

     Consolidated Condensed Statements
          of Cash Flows (unaudited) Nine Months
          Ended May 1, 1998 and
          April 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Consolidated Condensed Financial
          Statements (unaudited) . . . . . . . . . . . . . . . . . . . .  6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .  8

     ITEM 3.   Quantitative and Qualitative Disclosures about Market
               Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . 13


PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 14

     ITEM 2.   Changes in Securities and Use of Proceeds . . . . . . . . 14

     ITEM 3.   Defaults on Senior Securities . . . . . . . . . . . . . . 14

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . . 14

     ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . 14

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 14

                                     OEA, INC.

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (in thousands)

                                       ASSETS

                                                 May 1, 1998     July 31, 1997
                                                 -----------     -------------
Current Assets:                                   (Unaudited)
     Cash and Cash Equivalents                     $   3,282         $   4,138
     Accounts Receivable, Net                         45,764            45,099
     Unbilled Costs and Accrued Earnings               4,189             4,062
     Income Taxes Receivable                          10,061             2,568
     Inventories
          Raw Material and Component Parts            24,424            39,786
          Work-in-Process                             23,201            21,107
          Finished Goods                              17,490             9,513
                                                   ---------         ---------
                                                      65,115            70,406

     Prepaid Expenses and Other                        1,587             1,046
                                                   ---------         ---------

               Total Current Assets                  129,998           127,319
                                                   ---------         ---------

Property, Plant and Equipment                        269,241           238,545
     Less:  Accumulated Depreciation                  64,827            54,651
                                                   ---------         ---------
               Property, Plant and Equipment, Net    204,414           183,894

Cash Value of Life Insurance                              20               317

Long-Term Receivable                                   3,000             3,000

Investment in Foreign Joint Venture                    2,323             2,323

Deferred Charges                                      17,482            13,527

Other Assets                                           1,210             1,176
                                                   ---------         ---------

               Total Assets                        $ 358,447         $ 331,556
                                                   ---------         ---------
                                                   ---------         ---------


                         LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

     Accounts Payable                                $25,341           $27,043
     Interest Payable                                     24             1,431
     Accrued Expenses                                  5,896             6,251
     Federal and State Income Taxes                    1,306             1,306
                                                   ---------         ---------
               Total Current Liabilities              32,567            36,031

Long-term Bank Borrowings                            135,000            93,200

Deferred Income Taxes                                 14,562            14,562

Other                                                    978               985
                                                   ---------         ---------

               Total Liabilities                     183,107           144,778
                                                   ---------         ---------

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized
          50,000,000 shares: Issued - 22,019,700
          shares                                       2,202             2,202
     Additional Paid-In Capital                       13,201            12,956
     Retained Earnings                               164,604           176,547
          Less:  Cost of Treasury Shares,
          1,424,943 and 1,467,531                     (2,142)           (2,164)
     Equity Adjustment from Translation               (2,525)           (2,763)
                                                   ---------         ---------

               Total Stockholders' Equity            175,340           186,778

                                                   ---------         ---------
               Total Liabilities and
               Stockholders' Equity                 $358,447          $331,556
                                                   ---------         ---------
                                                   ---------         ---------

     OEA, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited) (in thousands, except share data)


                                                                          Three Months Ended            Nine Months Ended
                                                                         May 1,       April 30,       May 1,       April 30,
                                                                         1998           1997           1998           1997
                                                                     -----------    -----------    -----------    -----------
Net Sales                                                            $    63,592    $    54,397    $   180,341    $   151,223

Cost of Sales                                                             77,322         39,890        170,958        107,744
                                                                     -----------    -----------    -----------    -----------

          Gross Profit                                                   (13,730)        14,507          9,383         43,479

General and Administrative Expenses                                        4,236          1,740          8,239          5,264

Research and Development Expenses                                            274            109            951          1,376
                                                                     -----------    -----------    -----------    -----------

          Operating Profit (Loss)                                        (18,240)        12,658            193         36,839

Other Income (Expense):

     Interest Income                                                          73             62            273            170
     Interest Expense                                                     (1,749)           (94)        (4,125)          (110)
     Other, Net                                                           (4,107)         3,453         (4,243)         3,514
                                                                     -----------    -----------    -----------    -----------
                                                                          (5,783)         3,421         (8,095)         3,574
                                                                     -----------    -----------    -----------    -----------

          Earnings (Loss) Before Income Taxes                            (24,023)        16,079         (7,902)        40,413

Federal and State Income Tax Expense (Benefit)                            (8,671)         5,985         (2,749)        15,409
                                                                     -----------    -----------    -----------    -----------

          Net Earnings (Loss)                                        $   (15,352)   $    10,094    $    (5,153)   $    25,004
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------


          Earnings (Loss) Per Share - Basic                          $    ($0.75)   $      0.49    $     (0.25)   $      1.22
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------


          Earnings (Loss) Per Share - Diluted                        $    ($0.75)   $      0.49    $     (0.25)   $      1.21
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------


Weighted Average Number of Shares Outstanding - Basic                 20,593,570     20,545,595     20,575,583     20,536,284
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------


Weighted Average Number of Shares Outstanding - Diluted               20,602,500     20,632,767     20,588,775     20,605,378
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

                                     OEA, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (in thousands)


                                                                          Nine Months Ended
                                                                        May 1,        April 30,
                                                                         1998           1997
                                                                      ----------      ---------
Operating Activities:
  Net Earnings (Loss)                                                 $   (5,153)     $  25,004
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Undistributed earnings of foreign joint venture                        ---           (301)
      Gain on sale of foreign joint venture                                  ---         (3,243)
      Depreciation and amortization                                       18,857         11,246
      Increase in deferred compensation payable                              ---             92
      Loss on disposal of property, plant and equipment                    4,709            ---
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (469)        (7,018)
        Unbilled costs and accrued earnings                                 (127)           (53)
        Inventories                                                        5,342        (16,884)
        Prepaid expenses and other                                          (537)           791
        Accounts payable and accrued expenses                             (3,661)          (652)
        Income taxes payable                                              (7,493)         1,913
                                                                      ----------      ---------

        Net cash provided by operating activities                         11,468         10,895


Investing activities:

  Additions/(reductions) to investments in and advances to affiliates        ---          4,624
  Capital expenditures                                                   (41,660)       (58,856)
  Proceeds from sale of property, plant, and equipment                       283            ---
  Increase in deferred charges                                            (5,829)        (7,428)
  Increase in other assets, net                                              190             (6)
                                                                      ----------      ---------

        Net cash used in investing activities                            (47,016)       (61,666)


Financing activities:

  Purchases of common stock for treasury                                     (43)          (117)
  Proceeds from issuance of treasury stock                                   310            488
  Payment of dividends                                                    (6,791)        (6,162)
  Increase in borrowings, net                                             41,800         61,000
                                                                      ----------      ---------

        Net cash provided by financing activities                         35,276         55,209

        Effect of exchange rate changes on cash                             (584)          (574)
                                                                      ----------      ---------

        Net increase/(decrease) in cash and cash equivalents                (856)         3,864

Cash and cash equivalents at beginning of period                           4,138          2,560
                                                                      ----------      ---------


Cash and cash equivalents at end of period                            $    3,282      $   6,424
                                                                      ----------      ---------
                                                                      ----------      ---------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements furnished above reflect all adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and nine-month periods ended May 1, 1998 and April 30, 1997. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no impact on the reported results of operations.

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

NOTE 2 - EARNINGS PER SHARE

In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE. The statement simplifies the standards for computing earnings per share ("EPS"), and requires the presentation of both basic and diluted EPS on the face of the statement of earnings with supplementary disclosures. Statement No. 128 became effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has adopted Statement No. 128 for all periods presented.

Earnings per share of common stock is computed on the basis of the weighted average number of shares outstanding during the year. The dilutive effects on reported basic earnings per share from the assumed exercise of stock options outstanding were 8,930 shares and 13,192 shares, respectively, for the three months and nine months ended May 1, 1998. The dilutive effects on reported basic earnings per share were 87,172 shares and 69,094 shares, respectively, for the prior-year periods.

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

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES." This Statement requires entities to expense costs of start-up activities as they are incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, ACCOUNTING CHANGES." Statement of Position No. 98-5 will be effective for fiscal years beginning after December 15, 1998. The Company will adopt Statement of Position No. 98-5 during the first quarter of its fiscal year 1999. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Company's start-up costs. A resulting benefit of this accounting change is the discontinuance of amortization expense in subsequent periods.

Note 4 - Bank Borrowings

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. The Company's principal bank is acting as agent for this agreement. At May 1, 1998, the Company had $135 million of long term debt drawn down on this credit facility. All outstanding debt at May 1, 1998 is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period. Please refer to Management's Discussion and Analysis - Liquidity and Capital Resources for further information regarding this credit facility.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements within the meaning of
Section 27E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, inflator and initiator demand, sales volume increases, the benefits of cost reduction programs and improved manufacturing processes, implementation of ERP systems, correction of quality issues, improved customer relations, year 2000 compliance, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements under the caption "Forward-Looking Statements" in OEA's Annual Report on Form 10-K for the year ended July 31, 1997 and the Company's report on Form 8-K filed on June 4, 1998 for a description of various factors that might cause OEA's actual results to differ materially from those contemplated by such forward-looking statements.

A summary of the principal items included in the consolidated statements of earnings is shown below:


                                                     Comparison of
                             ----------------------------------------------------------

                                                   Three Months Ended
                             ----------------------------------------------------------
                                       May 1, 1998                 April 30, 1997
                                 Dollars                      Dollars
                             (in thousands)   % of Sales   (in thousands)   % of Sales
                             --------------   ----------   --------------   ----------
Net Sales                            63,592       100.0%           54,397        100.0%

Cost Of Sales                        77,322       121.6%           39,890         73.3%
                             --------------   ----------   --------------   -----------

Gross Margin                        (13,730)      (21.6%)          14,507         26.7%

General and
Administrative Expenses               4,236         6.7%            1,740          3.2%

Research and
Development Expenses                    274         0.4%              109          0.2%
                             --------------   ----------   --------------   -----------

Operating Profit (Loss)             (18,240)      (28.7%)          12,658         23.3%

Other Income (Expense)               (5,783)       (9.1%)           3,421          6.3%
                             --------------   ----------   --------------   -----------

Earnings (Loss) Before Tax          (24,023)      (37.8%)          16,079         29.6%

Income Tax Expense
(Benefit)                            (8,671)      (13.6%)           5,985         11.0%
                             --------------   ----------   --------------   -----------

Net Earnings (Loss)                 (15,352)      (24.1%)          10,094         18.6%
                             --------------   ----------   --------------   -----------
                             --------------   ----------   --------------   -----------



                                                     Comparison of
                             ----------------------------------------------------------

                                                    Nine Months Ended
                             ----------------------------------------------------------
                                       May 1, 1998                 April 30, 1997
                                 Dollars                      Dollars
                             (in thousands)   % of Sales   (in thousands)   % of Sales
                             --------------   ----------   --------------   ----------
Net Sales                           180,341       100.0%          151,223       100.0%

Cost Of Sales                       170,958        94.8%          107,744        71.2%
                             --------------   ----------   --------------   ----------

Gross Margin                          9,383         5.2%           43,479        28.8%

General and
Administrative Expenses               8,239         4.6%            5,264         3.5%

Research and
Development Expenses                    951         0.5%            1,376         0.9%
                             --------------   ----------   --------------   ----------

Operating Profit (Loss)                 193         0.1%           36,839        24.4%

Other Income (Expense)               (8,095)       (4.5%)           3,574         2.4%
                             --------------   ----------   --------------   ----------

Earnings (Loss) Before Tax           (7,902)       (4.4%)          40,413        26.7%

Income Tax Expense
(Benefit)                            (2,749)       (1.5%)          15,409        10.2%
                             --------------   ----------   --------------   ----------

Net Earnings (Loss)                  (5,153)       (2.9%)          25,004        16.5%
                             --------------   ----------   --------------   ----------
                             --------------   ----------   --------------   ----------

NET SALES

     Net sales increased 16.9% to $63.6 million for the three months ended May 1, 1998, and 19.3% for the nine months ended May 1, 1998, as compared to the prior-year periods, due to increased sales in both the automotive and nonautomotive segments. The automotive segment sales increased 17.6% ($7.8 million) to $52.2 million in the third quarter, and 18.7% ($22.8 million) to $145.0 million for the first nine months, as compared to the prior year. These increases were due to increases in inflator sales of $13.1 million and $41.1 million for the three and nine months ended May 1, 1998, respectively, partially offset by lower initiator sales. The increased inflator sales reflect continued strong customer acceptance of the Company's inflator program and increased demand for air bags from both domestic and foreign automobile manufacturers. The reduced initiator sales resulted from a temporary (one year) reduction in demand from a major customer. This customer has recently agreed to significantly increase its commitments for next fiscal year (see "Settlement of Legal Claim" below for further detail). The nonautomotive segment sales increased by 13.8% ($1.4 million) to $11.4 million for the third quarter, and 21.6% ($6.3 million) to $35.3 million for the first nine months, as compared to the prior year. These were primarily due to increases in engineering development contracts and the Delta satellite launcher program.

COST OF SALES

     Cost of sales for the quarter and nine months ended May 1, 1998 were $77.3 million and $171.0 million, respectively, as compared to $39.9 million and $107.7 million, respectively, for the quarter and nine months ended April 30, 1997. Automotive segment cost of sales for the quarter and nine months ended May 1, 1998 were $66.3 million and $140.3 million, respectively, as compared to $30.6 million and $83.8 million, respectively, for the quarter and nine months ended April 30, 1997. These increases primarily reflect increased inflator volume, partially offset by reduced initiator volume; $3.6 million related to a parts shortage resulting in periodic production shut-downs on the Company's passenger inflator lines; increased overhead and other costs associated with the Company's new inflator production facility, which is currently operating below target utilization; and $19.0 million in one-time charges (see "One-Time Charges" below).

     Nonautomotive segment cost of sales for the quarter and nine months ended May 1, 1998 were $11.0 million and $30.7 million, respectively, as compared to $9.3 million and $24.0 million, respectively, for the quarter and nine months ended April 30, 1997. These increases primarily reflect higher segment sales and $1.4 million in one-time charges (see "One-Time Charges" below).

GROSS MARGIN

     Gross margin was ($13.7) million and $9.4 million (-21.6% and 5.2% of net sales), respectively, for the quarter and nine months ended May 1, 1998, as compared to $14.5 million and $43.5 million (26.7% and 28.8% of net sales), respectively, for the comparable prior-year periods. Automotive segment gross margin was ($14.1) million and $4.7 million (-27.0% and 3.3% of net automotive sales), respectively, for the quarter and nine months ended May 1, 1998, as compared to $13.8 million and $38.4 million (31.0% and 31.4% of net automotive sales), respectively, for the comparable prior-year periods. These decreases in gross margin were primarily due to the increased inflator costs as discussed above, lower leverage of fixed initiator costs due to reduced volume and $19.0 million in one-time charges (see "One-Time Charges" below). Excluding the one-time charges, automotive segment gross margins would have been $4.9 million and $23.8 million (9.4% and 16.4% of net sales), respectively, for the quarter and nine months ended May 1, 1998.

     Nonautomotive segment gross margins were $.4 million and $4.6 million (3.3% and 13.1% of net nonautomotive sales), respectively, for the quarter and nine months ended May 1, 1998, as compared to $.7 million and $5.1 million (7.4% and 17.5% of net nonautomotive sales), respectively, for the comparable periods of the prior year. Excluding the $1.4 million one-time charge, nonautomotive segment gross margins would have been $1.8 million and $6.0 million (15.6% and 17.1% of net sales), respectively, for the quarter and nine months ended May 1, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter and nine months ended May 1, 1998 were $4.2 million and $8.2 million (6.7% and 4.6% of net sales), respectively, as compared to $1.7 million and $5.3 million (3.2% and 3.5% of net sales), respectively, for the comparable periods of the prior year. These increases were primarily due to a $1.8 million one-time charge related to the settlement of a legal claim (see "One-Time Charges" below). Excluding the one-time charge, general and administrative expenses as a percentage of net sales would have been 3.8% and 3.5%, respectively, for the quarter and nine months ended May 1, 1998.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the quarter and nine months ended May 1, 1998 were $.3 million and $1.0 million, respectively, as compared to $.1 million and $1.4 million, respectively, for the comparable prior-year periods. Development costs are not expected to increase significantly from the current level for the remainder of fiscal year 1998.


OPERATING PROFIT

     Operating profit (loss) for the quarter and nine months ended May 1, 1998 was ($18.2) million and $.2 million (-28.7% and .1% of net sales), respectively, as compared to $12.7 million and $36.8 million (23.3% and 24.4% of net sales), respectively, for the comparable prior-year periods. Excluding one-time charges, operating profit would have been $4.0 million and $22.4 million (6.3% and 12.4% of net sales), respectively, for the quarter and nine months ended May 1, 1998.

OTHER INCOME (EXPENSE)

     Other expenses for the quarter and nine months ended May 1, 1998 were ($5.8) million and ($8.1) million, respectively, as compared to other income of $3.4 million and $3.6 million, respectively, for the comparable prior-year periods. The current-year periods include a $4.7 million one-time charge for the disposal of idle and obsolete automotive segment equipment (see "One-Time Charges" below), while the prior-year periods include $3.2 million in income for the sale of the Company's foreign joint venture, Pyrospace S.A. Additionally, the current year includes net interest expense of $1.7 million and $3.9 million, respectively, for the quarter and nine months ended May 1, 1998, as compared to $.0 million and $.1 million, respectively, for the comparable prior-year periods. Interest costs have increased due to the Company's higher debt level of $135.0 million on May 1, 1998, as compared to $75.0 million on April 30, 1997. Additionally, the significant capital assets (i.e. building and equipment) acquired in the prior year have been installed and placed in service in the current year; therefore, the interest costs associated with these assets are no longer being capitalized.

NET EARNINGS

     Net earnings (loss) for the quarter and nine months ended May 1, 1998 were ($15.4) million and ($5.2) million, respectively, as compared to $10.1 million and $25.0 million for the comparable prior-year periods. Basic earnings (loss) per share for the quarter and nine months ended May 1, 1998 were ($.75) and ($.25), respectively, as compared to $.49 and $1.22, respectively, for the prior-year periods. Excluding one-time charges, net earnings would have been $1.8 million and $12.0 million, respectively, and basic earnings per share would have been $.09 and $.58, respectively, for the quarter and nine months ended May 1, 1998.


ONE-TIME CHARGES

The Company has recognized one-time charges in the fiscal 1998 third quarter of $17.2 million, net of taxes, or $.84 per share. Explanations of the more significant charges for the quarter are detailed below.


INVENTORY ADJUSTMENTS
The Company booked inventory adjustments totaling $11.3 million ($7.3 million after tax) in the fiscal 1998 third quarter primarily related to the start-up of its new inflator production lines. These adjustments resulted from a combination of the rapid expansion of the inflator program, including significant additions in personnel, and system conversion issues associated with the implementation of a new, fully integrated Enterprise Resource Planning (ERP) System for the Company's automotive operations. The Company has completely re-implemented the ERP system and has brought in consultants to review the system set-up and procedures, and to re-train all employees. Management believes that this problem is resolved; however, physical inventories will be taken each quarter-end until it is fully demonstrated that the system is functioning properly.


DISPOSAL OF INFLATORS
The Company disposed of early production inflators from its new facility for a total cost of $3.9 million ($2.5 million after tax) in the quarter, which includes both production and disposal costs. This resulted from a very unusual quality issue that affected one in ten thousand units. However, due to the unusual nature of the problem, the actual units affected could not be identified. The Company's automotive products are propellant-actuated, life-saving devices and only the highest level of quality is acceptable. Therefore, all potentially affected units (approximately 130,000 inflators) were disposed of to ensure that they could not be installed in air bag modules or automobiles. Corrective action, which management believes will prevent any future occurrences, was implemented immediately and has been approved by the Company's customers. Production and customer shipments have resumed.

DOMESTIC INITIATOR CONSOLIDATION
The Company incurred costs totaling $5.1 million ($3.2 million after tax) in the quarter related to the consolidation of its domestic initiator production operations into its Utah facility. These costs consist of $.5 million for equipment and personnel relocation and a $4.6 million charge for idled and/or obsolete equipment and inventory. This consolidation is expected to generate significant annual cost savings, while maintaining the Company's domestic initiator capacity of 45 million units. Additionally, the Company's French facility has a capacity of 20 million units, which supplies the European market and serves as a back up to its domestic production.


SETTLEMENT OF LEGAL CLAIM
In consideration of new business and improving relations, the Company settled a lawsuit with a major initiator customer. This resulted in a charge of $2.5 million ($1.6 million after tax) for trade receivables and obsolete inventory. In return, its customer committed to significantly higher initiator purchases in fiscal 1999. This resolution is an important milestone toward improving the Company's relationship with this customer and should benefit both its initiator and inflator operations.


INFLATOR EQUIPMENT OBSOLESCENCE
The Company wrote off $1.9 million ($1.2 million after tax) of low-volume inflator production equipment. This equipment was originally purchased to support customers' requirements by bridging the gap between prototype production and high-volume production. Now that the Company's new high-volume inflator production lines are becoming more efficient, this low-volume production equipment has become idled and obsolete.


AEROSPACE INVENTORY OBSOLESCENCE
As the Company's aerospace business shifts from traditional defense/government business to commercial business (satellites and satellite launch vehicles), a more stringent obsolescence approach is required. The new approach was adopted during the quarter and resulted in a charge of $1.4 million ($.9 million after tax).



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased during the quarter to $97.4 million from $105.0 at January 30, 1998. During the nine months ended May 1, 1998, the Company made capital expenditures totaling approximately $41.7 million, which were funded from bank borrowings. On April 10, 1998, the Company entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. The Company's principal bank is acting as agent for this agreement. The interest rate (applicable margin plus federal funds or LIBOR) is progressive and based upon the Company's ratio of indebtedness to EBITDA. The margin will fluctuate up or down as determined by the above ratio. At May 1, 1998, the interest rate was 6.26%. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). This credit facility expires on December 18, 2000, and provides for two twelve-month extensions to the termination date. At May 1, 1998, the Company had $135.0 million of long-term debt drawn down on this credit facility. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings and from internally generated funds.


IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to maintain traceability, process transactions, send invoices, or engage in similar normal business activities.

Based on current assessments, the Company is progressing with its modification and replacement of significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with its modifications to existing software and conversions of new software, the Year 2000 Issue will be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse effect on the Company's business, financial condition and results of operations.


The Company is utilizing both internal and external resources to modify, replace and test its software for Year 2000 compliance. The Company plans to complete the Year 2000 project by July 1999. To date, the Company has incurred approximately $1 million related to the assessment of, and efforts in connection with, its Year 2000 project. Approximately 75% of which are capitalized costs related to the purchase and implementation of new computer software and hardware. The total remaining costs for this project are currently being assessed and are unknown at this time.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None

                            PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Company sold 43,750 shares of unregistered common stock pursuant to the exercise of options by six executive officers and key employees in the first nine months of fiscal 1998 as follows:


                              Date         Number       Aggregate
                            of Sale      Of Shares   Offering Price
                            -------      ---------   --------------
                            8/29/97          1,250          $36,500
                            10/9/97         18,000          $59,625
                           10/15/97            500           $2,333
                           10/16/97          1,500           $7,000
                            11/7/97          4,000         $111,120
                           12/24/97            500           $9,500
                             2/6/98         18,000          $84,000

          Such sales were made pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1993.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Amended and Restated Revolving Credit Facility dated April 10, 1998.

               27.1 Financial Data Schedule

(b)       Reports on Form 8-K

          (1) Report in connection with Common Share Purchase Rights filed with the Commission on April 10, 1998.

          (2) Cautionary statement for the purpose of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 filed with the Commission on June 4, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       OEA, INC.
                                        ----------------------------------------
                                                       (Registrant)




       June 12, 1998                    /s/ J. Thompson McConathy
------------------------------          ----------------------------------------
       Date                             J. Thompson McConathy
                                        Vice President Finance and CFO




       June 12, 1998                    /s/ Charles B. Kafadar
------------------------------          ----------------------------------------
       Date                             Charles B. Kafadar
                                        President and CEO