Form 10-Q/A
period 1997-10-31
OEA INC /DE/
filed 1998-10-29
CIK 73864

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q/A

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
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Delaware                           36-2362379
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification Number)


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

                  PART I - FINANCIAL INFORMATION





ITEM 1.    FINANCIAL STATEMENTS




      Index to Financial Statements                        Page No.



           Consolidated Condensed Balance Sheets
               October 31, 1997 (unaudited)
               and July 31, 1997..............................  2

           Consolidated Condensed Statements
               of Earnings (unaudited)
               Three Months
               Ended October 31, 1997 and 1996................  3

           Consolidated Condensed Statements
               of Cash Flows (unaudited) Three Months
               Ended October 31, 1997 and 1996................  4

           Notes to Consolidated Condensed Financial
               Statements (Unaudited).........................  5




                                    OEA, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                October 31,    July 31,
                                                   1997         1997
                                                ---------      --------
Current Assets:                                 (Unaudited)

     Cash and Cash Equivalents                  $   4,554    $   4,138
     Accounts Receivable, Net                      46,524       45,099
     Unbilled Costs and Accrued Earnings            4,109        4,062
     Income Taxes Receivable                        1,449        2,568
     Inventories
          Raw Material and Component Parts         41,861       39,786
          Work-in-Process                          21,521       21,107
          Finished Goods                           11,000        9,513
                                                  --------     --------
                                                   74,382       70,406

     Prepaid Expenses and Other                     2,007        1,046
                                                  --------     --------

               Total Current Assets               133,025      127,319
                                                  --------     --------

Property, Plant and Equipment                     256,882      238,545
     Less:  Accumulated Depreciation               58,913       54,651
                                                  --------     --------

               Property, Plant and Equipment,     197,969      183,894
               Net

Cash Value of Life Insurance                          317          317

Long-Term Receivable                                3,000        3,000

Investment in Foreign Joint Venture                 2,323        2,323

Deferred Charges                                      ---       13,527

Other Assets                                        1,201        1,176
                                                  --------     --------

               Total Assets                     $ 337,835    $ 331,556
                                                  ========     ========




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                           $  17,714    $  27,043
     Interest Payable                               1,714        1,431
     Dividends Payable                              6,800          ---
     Accrued Expenses                               4,388        6,251
     Federal and State Income Taxes                 1,306        1,306
                                                  --------     --------

               Total Current Liabilities           31,922       36,031

Long-term Bank Borrowings                         120,000       93,200

Deferred Income Taxes                               9,388       14,562

Other                                                 985          985
                                                  --------     --------

               Total Liabilities                  162,295      144,778
                                                  --------     --------

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                2,202        2,202
     Additional Paid-In Capital                    13,030       12,956
     Retained Earnings                            164,340      176,547
          Less:  Cost of Treasury Shares,         (2,176)      (2,164)
                 1,447,443 and 1,467,531
     Equity Adjustment from Translation           (1,856)      (2,763)
                                                  --------     --------

               Total Stockholders' Equity         175,540      186,778
                                                  --------     --------

               Total Liabilities and            $ 337,835    $ 331,556
               Stockholders' Equity               ========     ========






                                    OEA, INC.

      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                   (in thousands except share data)



                                                   Three Months Ended
                                                       October 31,
                                                    1997         1996
                                                  --------     --------


Net Sales                                       $  57,335    $  45,340

Cost of Sales                                      47,171       30,825
                                                  --------     --------

          Gross Profit                             10,164       14,515

General and Administrative Expenses                 1,885        1,574

Research and Development Expenses                     301        1,183
                                                  --------     --------

          Operating Profit                          7,978       11,758

Other Income (Expense):

     Interest Income                                  131           44
     Interest Expense                               (975)         (13)
     Other, Net                                       154        (114)

                                                  --------     --------
                                                    (690)         (83)
                                                  --------     --------

          Earnings Before Income Taxes              7,288       11,675

Federal and State Income Tax Expense                2,656        4,570
                                                  --------     --------

          Net Earnings Before Cumulative
            Effect of a
            Change in Accounting Principle      $   4,632    $   7,105


Cumulative Effect of a Change in Accounting       (10,040)         ---
Principle
                                                  --------     --------

          Net Earnings (Loss)                   $ (5,408)    $   7,105
                                                  ========     ========




          Earnings per Share Before Cumulative
            Effect of a
            Change in Accounting Principle      $    0.23    $    0.35

          Cumulative Effect of a Change in         (0.49)          ---
          Accounting Principle
                                                  --------     --------

          Earnings (Loss) per Share             $  (0.26)    $    0.35
                                                  ========     ========




Weighted Average Number of Shares Outstanding     20,557,178   20,520,151
                                                  ========     ========





                                    OEA, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                   Three Months Ended
                                                       October 31,
                                                    1997         1996
                                                  --------     --------

Operating Activities:

  Net Earnings                                  $ (5,408)    $   7,105
  Adjustments to reconcile net earnings to net
       cash provided by operating activities:
  Undistributed earnings of foreign joint             ---         (50)
  venture
  Cumulative effect of a change in accounting      10,040          ---
  principal
  Depreciation and amortization                     5,066        3,618
  Increase in deferred compensation payable           ---           31
  Loss on disposal of property, plant and               2          ---
  equipment
  Changes in operating assets and liabilities:
         Accounts receivable                      (1,099)        1,633
         Unbilled costs and accrued earnings         (47)      (1,412)
         Inventories                              (3,862)      (3,556)
         Prepaid expenses and other               (1,018)        (203)
         Accounts payable and accrued expenses    (11,266)     (8,813)
         Income taxes payable                       1,902        3,782
                                                  --------     --------

              Net cash provided by/(used in)      (5,690)        2,135
              operating activities


Investing activities:

  Capital expenditures                            (20,587)     (7,077)
  Proceeds from sale of property, plant, and          ---          ---
  equipment
  Increase in deferred charges                        ---        (752)
  Increase in other assets, net                      (35)          (8)
                                                  --------     --------

              Net cash used in investing          (20,622)     (7,837)
              activities


Financing activities:

  Purchases of common stock for treasury             (43)          ---
  Proceeds from issuance of treasury stock            105          210
  Increase in borrowings, net                      26,800        8,000
                                                  --------      -------

              Net cash provided by financing       26,862        8,210
              activities

              Effect of exchange rate changes       (134)           16
              on cash
                                                  --------     --------

              Net increase/(decrease) in cash         416        2,524
              and cash equivalents

 Cash and cash equivalents at beginning of          4,138        2,560
 period
                                                  --------     --------


 Cash and cash equivalents at end of period     $   4,554    $   5,084
                                                  ========     ========

 Notes to Consolidated Condensed Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The unaudited financial statements furnished above have been restated to reflect the early adoption of the AICPA's Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (see Note 3 below). Additionally, the unaudited financial statements reflect all other adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month period ended October 31, 1997.


Refer to the Company's annual financial statements for the year ended July 31, 1997, for a description of the accounting policies, which have been continued without change, except for the company's policy with respect to deferred start-up costs, as discussed at Note 3 below. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed except as a result of normal transactions in the interim.

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


Note 3 - Start-up Costs

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement requires entities to expense costs of start-up activities as they are incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Statement of Position No. 98-5 is effective for fiscal years beginning after December 15, 1998. However, in July 1998, the Company elected to adopt Statement of Position 98-5 retroactively to the first quarter of fiscal 1998. This election required the restatement of fiscal 1998 quarterly financial statements to reflect a $10 million cumulative effect of a change in accounting principle in the first quarter and to expense start-up costs previously capitalized during the year.


Note 4 - Recently Issued Pronouncements

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


Note 5 - Bank Borrowings

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS






A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:




                                               Comparisons of
                                                Three Months
                                       Ended October 31, 1997 and 1996
                                             Increase (Decrease)
                                               (in thousands)

Net Sales                                11,995               26.5%

Cost of Sales                            16,346               53.0%

General and
Administrative Expenses                     311               19.8%

Research and
Development Expenses                       (882)             (74.6%)

Net Earnings Before Cumulative Effect
of a Change in Accounting Principle      (2,473)           (34.8%)

Net Earnings                            (12,513)            (176.1%)


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


COST OF SALES

      Cost of sales increased by 53.0% for the three months ended October 31, 1997, as compared to the prior-year period. Gross margins were $10.2 million, or 17.7% of sales, for the first quarter as compared to the prior-year margin of $14.5 million, or 32.0% of sales. Gross margins in both initiators and inflators were below prior-year levels in the automotive segment. Initiator margins were down due to scheduled price reductions and lower leverage of fixed costs as a result of lower volume. Inflator costs were higher than in the prior-year period due to the ramp-up of four new production lines. The new lines will increase the annual production capacity for the Company's first generation passenger side inflator from 3 million to 5 million units and will add three new inflator product lines with an annual production capacity of 10 million units. These new product lines are 1) the driver's side inflator, 2) the side-impact inflator, and 3) the second-generation passenger side inflator. Production of the new inflator lines began late in the fourth quarter of fiscal 1997 and the production ramp-up will continue through the second quarter of fiscal 1998. Margins were further impacted by the continuing shift in product mix from initiators to inflators. In the first quarter of fiscal year 1997, initiator sales represented 46.2% of total automotive segment sales, whereas they represented only 26.3% of total automotive segment sales in the first quarter of fiscal year 1998. Initiators represent a more mature, higher margin product line, whereas inflators are in the early production and start-up stages of the products' life cycle.

      Additionally, inflator costs were higher than in the prior-year period due to the adoption of the AICPA's Statement of Position 98-5, "Reporting the Costs of Start-up Activities," which required that $2.6 million of previously capitalized start-up costs be expensed in the first quarter of fiscal 1998. This was partially offset by the reversal of $.3 million of capitalized start-up cost amortization, which previously had been expensed in the first quarter of fiscal 1998.

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


NET EARNINGS  BEFORE  CUMULATIVE  EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE

      Net earnings before cumulative effect of a change in accounting principle decreased by $2.5 million, or 34.8%, for the three months ended October 31, 1997, as compared to the prior-year period. This reflects the higher costs associated with the product launch of the Company's three new inflator product lines, the expensing of inflator start-up costs incurred in the current period due to the adoption of the AICPA's Statement of Position 98-5 and the effects of the Company's changing product mix.


CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). This Statement requires entities to expense costs of start-up activities as they are incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation.

      SOP 98-5 is effective for fiscal years beginning after December 15, 1998. However, in July 1998 the Company elected to adopt it retroactively to the first quarter of fiscal 1998. Accordingly, the fiscal 1998 first quarter financial statements have been restated to expense start-up costs in the net amount of $2.3 million (see "Cost of Sales" above). Additionally, the Company wrote off the net book value ($10.0 million) of its start-up and related costs included in the scope of SOP 98-5 as a one-time adjustment referred to as a Cumulative Effect of a Change in Accounting Principle. The total after-tax amount of these adjustments for the quarter is $11.5 million.

NET EARNINGS

      Net earnings decreased by $12.5 million, or 176.1%, for the three months ended October 31, 1997, as compared to the prior-year period. This primarily reflects the adoption of SOP 98-5, "Reporting the Costs of Start-up Activities," and the operational and product mix issues discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased during the quarter to $101.1 million. During the three-month period ended October 31, 1997, the Company made capital expenditures totaling approximately $20.6 million, which were funded from bank borrowings. On December 18, 1996, the Company entered into a four-year, $100 million Revolving Credit Agreement with a group of four banks. The Company's principal bank is acting as agent for this agreement. On September 10, 1997, the agreement was amended to increase the revolving credit facility to $130 million. The Company had $120 million of long-term debt against this credit facility at October 31, 1997. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings under the revolving credit agreement and from internally generated funds.


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

      The Company's future sales in the automotive segment are expected to consist increasingly of passenger, driver and side-impact inflators that are being produced by the Company in new manufacturing facilities. These facilities are currently in operation and will have the ability to run at full capacity by the end of the fiscal year 1998. The Company's future inflator sales and market penetration will depend on its continued success in manufacturing inflators which meet the expectations of its customers in 1998 and beyond.

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





                                             OEA, INC.
                                           (Registrant)





      October 27, 1998           /s/ J Thompson McConathy
      Date                       J. Thompson McConathy
                                 Vice President Finance
                                 (Principal Financialand Accounting Officer)




      October 27, 1998           /s/ Charles B Kafadar
      Date                       Charles B. Kafadar
                                 Chief Executive Officer
                                 (Principal Executive Officer)