Form 10-Q/A
period 1998-01-30
OEA INC /DE/
filed 1998-10-29
CIK 73864

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
---------------------------------------------------------------------
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





                                OEA, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                  January         July
                                                     30,           31,
                                                    1998          1997
                                                  ---------      -------
Current Assets:                                   (Unaudited)

     Cash and Cash Equivalents                  $   2,747       $    4,138
     Accounts Receivable, Net                      48,926           45,099
     Unbilled Costs and Accrued Earnings            4,189            4,062
     Income Taxes Receivable                          365            2,568
     Inventories
          Raw Material and Component Parts         41,470           39,786
          Work-in-Process                          23,637           21,107
          Finished Goods                           13,189            9,513
                                                  --------        ---------
                                                   78,296           70,406

     Prepaid Expenses and Other                     1,646            1,046
                                                  --------        ---------

               Total Current Assets               136,169          127,319
                                                  --------        ---------

Property, Plant and Equipment                     264,984          238,545
     Less:  Accumulated Depreciation               63,922           54,651
                                                  --------        ---------

               Property, Plant and Equipment,     201,062          183,894
               Net

Cash Value of Life Insurance                          317              317

Long-Term Receivable                                3,000            3,000

Investment in Foreign Joint Venture                 2,323            2,323

Deferred Charges                                      ---           13,527

Other Assets                                        1,218            1,176
                                                  --------        ---------

               Total Assets                     $ 344,089       $  331,556
                                                  ========        ========


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

     Accounts Payable                           $  19,821       $   27,043
     Interest Payable                               2,034            1,431
     Accrued Expenses                               5,541            6,251
     Federal and State Income Taxes                 1,306            1,306
                                                  --------        ---------

               Total Current Liabilities           28,702           36,031

Long-term Bank Borrowings                         128,000           93,200

Deferred Income Taxes                               9,388           14,562

Other                                                 985              985
                                                  --------        ---------

               Total Liabilities                  167,075          144,778
                                                  --------        ---------

Stockholders' Equity:
     Common Stock - $.10 par value,
Authorized 50,000,000 shares:
          Issued - 22,019,700 shares                2,202            2,202
     Additional Paid-In Capital                    13,144           12,956
     Retained Earnings                            166,727          176,547
          Less:  Cost of Treasury Shares,         (2,169)          (2,164)
          1,442,943 and 1,467,531
     Equity Adjustment from Translation           (2,890)          (2,763)
                                                  --------        ---------

               Total Stockholders' Equity         177,014          186,778
                                                  --------        ---------

               Total Liabilities and            $ 344,089       $  331,556
               Stockholders' Equity               ========        =========







                                    OEA, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF
                              EARNINGS (Unaudited)
                        (in thousands, except share data)



                                                Three                Six
                                                Months               Months
                                                Ended                Ended
                                        January    January   January    January
                                          30,        31,       30,        31,
                                          1998      1997       1998      1997
                                        ---------  --------  ---------  --------


Net Sales                             $  59,414 $  51,486 $  116,749 $  96,826

Cost of Sales                            51,305    37,029     98,476    67,853
                                        ---------  --------  ---------  --------

          Gross Profit                    8,109    14,457     18,273    28,973

General and Administrative Expenses       2,118     1,950      4,003     3,524

Research and Development Expenses           376        83        677     1,267
                                        ---------  --------  ---------  --------

          Operating Profit                5,615    12,424     13,593    24,182

Other Income (Expense):

     Interest Income                         69        63        200       108
     Interest Expense                   (1,401)       (3)    (2,376)      (16)
     Other, Net                           (291)       174      (137)        60

                                        ---------  --------  ---------  --------
                                        (1,623)       234    (2,313)       152
                                        ---------  --------  ---------  --------

          Earnings Before Income Taxes    3,992    12,658     11,280    24,334

Federal and State Income Tax Expense      1,614     4,854      4,270     9,424
                                        ---------  --------  ---------  --------

          Net Earnings Before
Cumulative Effect of a
            Change in Accounting      $   2,378 $   7,804 $    7,010 $  14,910
Principle

Cumulative Effect of a Change in            ---       ---   (10,040)       ---
Accounting Principle
                                        ---------  --------  ---------  --------

          Net Earnings (Loss)         $   2,378 $   7,804 $  (3,030) $  14,910
                                        ========   ========   ========  ========


Earnings per Share Before Cumulative
Effect of a
  Change in Accounting Principle:
          Earnings per Share - Basic  $    0.12 $    0.38 $     0.34 $    0.73
          Earnings per Share -
          Diluted                     $    0.12 $    0.38 $     0.34 $    0.72

Cumulative Effect of Change in
Accounting Principle:
          Earnings (Loss) per Share -       ---       ---     (0.49)       ---
          Basic
          Earnings (Loss) per Share -       ---       ---     (0.49)       ---
          Diluted
                                       ---------  --------  ---------  --------

Net Earnings (Loss) per Share:
          Earnings (Loss) per Share - $    0.12 $    0.38 $   (0.15) $    0.73
          Basic
          Earnings (Loss) per Share - $    0.12 $    0.38 $   (0.15) $    0.72
          Diluted                      ========   ========   ========  ========



Weighted Average Number of Shares    20,576,208 20,541,348 20,566,693 20,531,781
Outstanding - Basic                    ========   ========   ========  ========


Weighted Average Number of Share     20,610,612 20,617,819 20,596,784 20,605,581
Outstanding - Diluted                  ========   ========   ========  ========




                                OEA, INC.

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                              (in thousands)


                                                          Six
                                                          Months
                                                           Ended
                                                  January         January
                                                    30,             31,
                                                   1998             1997
                                                  --------        ---------

Operating Activities:

  Net Earnings                                  $ (3,030)       $   14,910
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Undistributed earnings of foreign joint          10,040              ---
    venture
  Cumulative effect of a change in                    ---            (301)
    accounting principal
  Depreciation and amortization                    10,867            7,388
  Increase in deferred compensation payable           ---               61
  Loss on disposal of property, plant and               3              ---
    equipment
  Changes in operating assets and liabilities:
         Accounts receivable                      (3,758)          (3,012)
         Unbilled costs and accrued earnings        (127)            (617)
         Inventories                              (7,883)          (7,769)
         Prepaid expenses and other                 (598)               19
         Accounts payable and accrued             (7,339)          (6,378)
           expenses
         Income taxes payable                       2,985              930
                                                  --------        ---------

              Net cash provided by/(used in)        1,160            5,231
                operating activities


Investing activities:

  Capital expenditures                            (30,757)        (38,931)
  Proceeds from sale of property, plant, and          255              ---
    equipment
  Increase in deferred charges                        ---          (3,920)
  Increase in other assets, net                      (80)             (23)
                                                  --------        ---------

              Net cash used in investing          (30,582)        (42,874)
                activities


Financing activities:

  Purchases of common stock for treasury             (43)            (117)
  Proceeds from issuance of treasury stock            226              359
  Increase in borrowings, net                     (6,791)          (6,162)
                                                   34,800           44,000
                                                  --------       ---------


              Net cash provided by financing       28,192           38,080
                activities

              Effect of exchange rate               (161)            (179)
                changes on cash
                                                  --------        ---------

              Net increase/(decrease) in          (1,391)              258
                cash and cash equivalents

 Cash and cash equivalents at beginning of          4,138            2,560
   period
                                                  --------        ---------


 Cash and cash equivalents at end of period     $   2,747       $    2,818
                                                  ========        =========


  Notes to Consolidated Condensed Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The unaudited financial statements furnished above have been restated to reflect the early adoption of the AICPA's Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (see Note 3 below). Additionally, the unaudited financial statements reflect all other adjustments (consisting primarily of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results for the three-month and six-month periods ended January 30, 1998.


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

Note 3 - Start-up Costs

In April 1998, the American
Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement requires entities to expense costs of start-up activities as they are incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Statement of Position No. 98-5 is effective for fiscal years beginning after December 15, 1998. However, in July 1998 the Company elected to adopt Statement of Position 98-5 retroactively to the first quarter of fiscal 1998. This election required the restatement of fiscal 1998 quarterly financial statements to reflect a $10 million cumulative effect of a change in accounting principle in the first quarter and to expense start-up costs
previously   capitalized  during  the  year.        Note  4  -  Recently  Issued
Pronouncements

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

      The Company's future sales in the automotive segment are expected to consist increasingly of passenger, driver and side-impact inflators that are being produced by the Company in new manufacturing facilities. These facilities are currently in operation and are expected to have the ability to run at full capacity by the end of fiscal year 1998. The Company's future inflator sales and market penetration will depend on its success in achieving planned automation and production efficiencies in its new inflator facilities and on its continued success in manufacturing inflators that meet the expectations of its customers in 1998 and beyond.

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

A summary of the period to period changes in the principal items included in the consolidated statements of earnings is shown below:

                                                      Comparison of
                                      ---------------------------------------

                                      Three Months Ended    Six Months Ended
                                      January 30, 1998      January 30, 1998
                                    and January 31, 1997  and January 31, 1997
                                      Increase (Decrease)   Increase (Decrease)
                                         (in thousands)        (in thousands)
                                      ----------------       -----------------

Net Sales                              7,928       15.4%    19,923        20.6%

Cost Of Sales                         14,276       38.6%    30,623        45.1%

General and
Administrative Expenses                  168        8.6%      479         13.6%

Research and
Development Expenses                     293      353.0%     (590)       (46.6%)

Net Earnings Before Cumulative Effect
of a Change in Accounting Principle   (5,426)     (69.5%)   (7,900)      (53.0%)

Net Earnings                          (5,426)     (69.5%)   (17,940)    (120.3%)



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




COST OF SALES


      Cost of sales increased by 38.6% for the three months ended January 30, 1998, and by 45.1% for the six months ended January 30, 1998, as compared to the prior-year periods. Gross margins were $8.1 million, or 13.6% of sales, for the second quarter and $18.3 million, or 15.7% of sales, for the first half of fiscal year 1998, as compared to the prior-year margins of $14.5 million, or 28.1% of sales, for the second quarter and $29.0 million, or 29.9% for the first half. Both initiator and inflator gross margins for the first half of fiscal 1998 were below prior-year levels in the automotive segment. Initiator margins in the second quarter were consistent with the prior-year period; however, margins for the first half were lower than the prior-year period due to scheduled price reductions and lower leverage of fixed costs. These factors, plus lower volume, resulted in a $5.1 million decrease in initiator gross margins for the first half of fiscal 1998, as compared to the prior-year period. Inflator costs for both the second quarter and the first half were higher than in the prior-year periods due to 1) costs for the continued ramp-up of the Company's four new inflator production lines, including delays in reaching target efficiencies; 2) a parts shortage resulting in periodic production shut-downs on the Company's passenger inflator lines; and 3) reduced driver and second-generation passenger volume due to customer program delays. During the second quarter, the Company produced in excess of 1.4 million inflators. When the new inflator production lines are fully implemented, the Company's annual production capacity is expected to increase from 3 million to 15 million units. Initial production on these new inflator lines began late in the fourth quarter of fiscal 1997 and the production ramp-up is expected to continue through the fourth quarter of fiscal 1998. Automotive margins were further reduced 2.1 percentage points by the continuing shift in product mix from initiators to inflators. Initiators represent a more mature, higher margin product line, whereas inflators are in the early production and start-up stages of the products' life cycle.

      Additionally, inflator costs were higher than in the prior-year periods due to the adoption of the AICPA's Statement of Position 98-5, "Reporting the Costs of Start-up Activities." This resulted in expensing previously capitalized start-up costs in the amounts of $3.5 million and $6.1 million, respectively, for the three months and six months ended January 30, 1998. These were offset by the reversal of capitalized start-up amortization in the amounts of $.9 million and $1.3 million, respectively, for the three months and six months ended January 30, 1998.


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

NET  EARNINGS  BEFORE  CUMULATIVE  EFFECT  OF A CHANGE  IN  ACCOUNTING
PRINCIPLE

      For the reasons described above, net earnings before cumulative effect of a change in accounting principle decreased $5.4 million, or 69.5%, for the three months ended January 30, 1998 and decreased $7.9 million, or 53.0%, for the six months ended January 30, 1998, as compared to the prior-year periods. This resulted in a decrease in basic earnings per share to $.12 for the second quarter and $.34 for the first half of fiscal 1998 from $.38 and $.73, respectively, for the prior-year periods.


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

      SOP 98-5 is effective for fiscal years beginning after December 15, 1998. However, in July 1998 the Company elected to adopt it retroactively to the first quarter of fiscal 1998. Accordingly, the fiscal 1998 quarterly financial statements have been restated to expense start-up costs in the net amounts of $2.6 million and $4.8 million, respectively, for the three months and six months ended January 30, 1998 (see "Cost of Sales" above). Additionally, the Company wrote off in the first quarter the net book value ($10.0 million) of its start-up and related costs included in the scope of SOP 98-5 as a one-time adjustment referred to as a Cumulative Effect of a Change in Accounting Principle. The total after-tax amount of these adjustments was $13.2 million for the six months ended January 30, 1998.


NET EARNINGS

      Net earnings decreased $5.4 million, or 69.5%, for the three months ended January 30, 1998 and decreased $17.9 million, or 120.3%, for the six months ended January 30, 1998, as compared to the prior-year periods. This resulted in a decrease in basic earnings per share to $.12 for the second quarter and ($.15) for the first half of fiscal 1998 from $.38 and $.73, respectively, for the prior-year periods.

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased during the quarter to $107.5 million. During the six months ended January 30, 1998, the Company made capital expenditures totaling approximately $30.8 million, which were funded from bank borrowings. On December 18, 1996, the Company entered into a four-year, $100 million Revolving Credit Agreement with a group of four banks. The Company's principal bank is acting as agent for this agreement. On September 10, 1997, the agreement was amended to increase the revolving credit facility to $130 million. In addition to this facility, the Company recently secured a $10 million line of credit with two of the banks participating in the $130 million revolving credit facility. The Company had $128 million of long-term debt against these credit facilities at January 30, 1998. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings and from internally generated funds.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     OEA, INC.
                                                   (Registrant)





      October 27, 1998              /s/ J Thomas McConathy
      Date                          J. Thompson McConathy
                                    Vice President Finance
                                    (Principal Financial and Accounting Officer)




      October 27, 1998              /s/ Charles B Kafadar
      Date                          Charles B. Kafadar
                                    Chief Executive Officer
                                    (Principal Executive Officer)