Form 10-Q/A
period 1998-05-01
OEA INC /DE/
filed 1998-10-29
CIK 73864

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
------------------------------------------------------------------------------
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

                                      INDEX


                                                           Page No.
PART I - FINANCIAL INFORMATION

      ITEM 1.   Financial Statements

           Consolidated Condensed Balance Sheets
                May 1, 1998 (unaudited)
                and July 31, 1997...............................  3

           Consolidated Condensed Statements
                of Earnings (unaudited)
                Three Months and Nine Months
                Ended May 1, 1998 and
                April 30, 1997..................................  4

           Consolidated Condensed Statements
                of Cash Flows (unaudited) Nine Months
                Ended May 1, 1998 and
                April 30, 1997..................................  5

           Notes to Consolidated Condensed Financial
                Statements (unaudited) .........................  6

      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............  8






                   OEA, INC.

     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in thousands)


                    ASSETS

                                                  May        July
                                                   1,         31,
                                                  1998       1997
                                                 -------    -------

Current Assets:                                  (Unaudited)

     Cash and Cash Equivalents                 $  3,282   $  4,138
     Accounts Receivable, Net                    45,764     45,099
     Unbilled Costs and Accrued Earnings          4,189      4,062
     Income Taxes Receivable                     12,098      2,568
     Inventories
          Raw Material and Component Parts       24,424     39,786
          Work-in-Process                        23,201     21,107
          Finished Goods                         17,490      9,513
                                                 -------    -------

                                                 65,115     70,406

     Prepaid Expenses and Other                   1,587      1,046
                                                 -------    -------

               Total Current Assets              132,035    127,319
                                                 -------    -------

Property, Plant and Equipment                    265,345    238,545
     Less:  Accumulated Depreciation             63,463     54,651
                                                 -------    -------

               Property, Plant and Equipment,    201,882    183,894
               Net

Cash Value of Life Insurance                         20        317

Long-Term Receivable                              3,000      3,000

Investment in Foreign Joint Venture               2,323      2,323

Deferred Charges                                    ---     13,527

Other Assets                                      1,210      1,176
                                                 -------    -------


               Total Assets                    $ 340,470  $ 331,556
                                                 =======    =======


               LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:

     Accounts Payable                          $ 25,341   $ 27,043
     Interest Payable                                24      1,431
     Accrued Expenses                             5,896      6,251
     Federal and State Income Taxes               1,306      1,306
                                                 -------    -------

               Total Current Liabilities         32,567     36,031

Long-term Bank Borrowings                        135,000    93,200

Deferred Income Taxes                             9,388     14,562

Other                                               978        985
                                                 -------    -------

               Total Liabilities                 177,933    144,778
                                                 -------    -------

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares:
          Issued - 22,019,700 shares              2,202      2,202
     Additional Paid-In Capital                  13,201     12,956
     Retained Earnings                           151,801    176,547
          Less:  Cost of Treasury Shares,        (2,142)    (2,164)
          1,424,943 and 1,467,531
     Equity Adjustment from Translation          (2,525)    (2,763)
                                                 -------    -------

               Total Stockholders' Equity        162,537    186,778
                                                 -------    -------

               Total Liabilities and           $ 340,470  $ 331,556
               Stockholders' Equity              =======    =======




                OEA, INC.

   CONSOLIDATED CONDENSED STATEMENTS OF
           EARNINGS (Unaudited)
    (in thousands, except share data)



                                         Three Months Ended   Nine Months Ended
                                           May 1,    April    May 1,    April
                                                      30,                30,
                                            1998      1997     1998      1997
                                           --------  -------  --------  -------



Net Sales                                 $ 63,592 $ 54,397 $ 180,341 $ 151,223

Cost of Sales                               76,500   39,890   174,976   107,744
                                           --------  -------  --------  -------

          Gross Profit (Loss)              (12,908)  14,507     5,365   43,479

General and Administrative Expenses          4,236    1,740     8,239    5,264

Research and Development Expenses              274      109       951    1,376
                                           --------  -------  --------  -------

          Operating Profit (Loss)          (17,418)  12,658   (3,825)   36,839

Other Income (Expense):

     Interest Income                            73       62       273      170
     Interest Expense                      (1,749)     (94)   (4,125)    (110)
     Other, Net                            (4,107)    3,453   (4,243)    3,514

                                           --------  -------  --------  -------

                                           (5,783)    3,421   (8,095)    3,574
                                           --------  -------  --------  -------

          Earnings (Loss) Before Income    (23,201)  16,079   (11,920)  40,413
          Taxes

Federal and State Income Tax Expense       (8,276)    5,985   (4,005)   15,409
(Benefit)
                                           --------  -------  --------  -------

          Net Earnings (Loss) Before
          Cumulative Effect of a
          Change in Accounting Principle $ (14,925)$ 10,094 $ (7,915) $ 25,004

Cumulative Effect of a Change in               ---      ---   (10,040)     ---
Accounting Principle
                                           --------  -------  --------  -------

          Net Earnings (Loss)            $ (14,925)$ 10,094 $ (17,955)$ 25,004
                                           ========  =======  =======  ========


Earnings (Loss) per Share Before
Cumulative Effect of a
  Change in Accounting Principle:
          Earnings (Loss) per Share -   $   (0.72) $   0.49 $  (0.38) $   1.22
          Basic
          Earnings (Loss) per Share -   $   (0.72) $   0.49 $  (0.38) $   1.21
          Diluted

Cumulative Effect of a Change in
Accounting Principle:
          Earnings (Loss) per Share -          ---      ---    (0.49)      ---
          Basic
          Earnings (Loss) per Share -          ---      ---    (0.49)      ---
          Diluted
                                           --------  -------  --------  -------

Net Earnings (Loss) per Share:
          Earnings (Loss) per Share -   $   (0.72) $   0.49 $  (0.87) $   1.22
          Basic
          Earnings (Loss) per Share -   $   (0.72) $   0.49 $  (0.87) $   1.21
          Diluted                          ========  =======  =======  ========





Weighted Average Number of Shares   20,593,570  20,545,595 20,575,583 20,536,284
Outstanding - Basic                 =========   ==========  ========= =========




Weighted Average Number of Shares   20,602,500  20,632,767 20,588,775 20,605,378
Outstanding - Diluted                =========   ==========  ========= =========





                   OEA, INC.

   CONSOLIDATED CONDENSED STATEMENTS OF CASH
               FLOWS (Unaudited)
                (in thousands)


                                                    Nine Months Ended
                                                    May 1,      April
                                                                             30,
                                                                1998        1997
                                                   -------     -------

Operating Activities:

  Net Earnings                                   $ (17,955)  $ 25,004
  Adjustments to reconcile net earnings to net
       cash provided by operating activities:
  Undistributed earnings of foreign joint          10,040         ---
    venture
  Cumulative effect of a change in accounting         ---       (301)
    principal
  Depreciation and amortization                       ---      (3,243)
  Increase in deferred compensation payable        17,046      11,246
  Loss on disposal of property, plant and             ---          92
    equipment
  Changes in operating assets and liabilities:      4,709         ---
         Accounts receivable
         Unbilled costs and accrued earnings        (469)      (7,018)
         Inventories                                (127)        (53)
         Prepaid expenses and other                 5,342      (16,884)
         Accounts payable and accrued expenses      (537)         791
         Income taxes payable                      (3,661)      (652)
                                                   (8,749)      1,913
                                                   -------     -------

              Net cash provided by/(used in)        5,639      10,895
              operating activities


Investing activities:

  Capital expenditures                                ---       4,624
  Proceeds from sale of property, plant, and       (41,660)    (58,856)
  equipment
  Increase in deferred charges                        283         ---
  Increase in other assets, net                       ---      (7,428)
                                                      190         (6)
                                                   -------     -------
                                                   -------     -------

              Net cash used in investing           (41,187)    (61,666)
              activities


Financing activities:

  Purchases of common stock for treasury             (43)       (117)
  Proceeds from issuance of treasury stock            310         488
  Increase in borrowings, net                      (6,791)     (6,162)
                                                   41,800      61,000
                                                   -------     -------

              Net cash provided by financing       35,276      55,209
              activities

              Effect of exchange rate changes       (584)       (574)
              on cash
                                                   -------     -------

              Net increase/(decrease) in cash       (856)       3,864
              and cash equivalents

 Cash and cash equivalents at beginning of          4,138       2,560
 period
                                                   -------     -------


 Cash and cash equivalents at end of period      $  3,282    $  6,424
                                                   =======     =======




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

Note 5 - Bank Borrowings

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. The Company's principal bank is acting as agent for this agreement. At May 1, 1998, the Company had $135 million of long term debt drawn down on this credit facility. All outstanding debt at May 1, 1998 is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period. Please refer to Management's Discussion and Analysis Liquidity and Capital Resources for further information regarding this credit facility.

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

  A summary of the principal items included in the consolidated statements of earnings is shown below:


                                              Three Months Ended
                               ==============================================

                                  May 1, 1998              April 30, 1997
                                     Dollars                   Dollars
                               (in thousand%)of Sales  (in thousand%)of Sales
                               ---------------------   ----------------------
                               ---------   ---------   ----------  ----------
Net Sales                        63,592      100.0%      54,397       100.0%

Cost Of Sales                    76,500      120.3%      39,890        73.3%
                              =========   =========   ==========  ==========

Gross Margin                    (12,908)     (20.3%)     14,507        26.7%

General and
Administrative Expenses           4,236        6.7%       1,740         3.2%

Research and
Development Expenses                274        0.4%         109         0.2%
                               =========   =========   ==========  ==========

Operating Profit (Loss)         (17,418)     (27.4%)     12,658        23.3%

Other Income (Expense)           (5,783)      (9.1%)      3,421         6.3%
                               =========   =========   ==========  ==========

Earnings (Loss) Before Tax      (23,201)     (36.5%)     16,079        29.6%

Income Tax Expense (Benefit)     (8,276)     (13.0%)      5,985        11.0%
                               =========   =========   ==========  ==========

Net Earnings (Loss)
Before Cumulative Effect of a
Change in Accounting Principle  (14,925)     (23.5%)     10,094        18.6%

Cumulative Effect of a
Change in Accounting Principle     ---        ---         ---          ---
                               =========   =========   ==========  ==========

Net Earnings (Loss)             (14,925)     (23.5%)     10,094        18.6%
                               =========   =========   ==========  ==========
                               =========   =========   ==========  ==========




                                              Nine Months Ended
                               ==============================================


                                  May 1, 1998              April 30, 1997
                                     Dollars                   Dollars
                               (in thousand%)of Sales  (in thousand%)of Sales
                               ---------------------   ----------------------
                               ---------   ---------   ----------  ----------

Net Sales                       180,341      100.0%     151,223      100.0%

Cost Of Sales                   174,976       97.0%     107,744       71.2%
                               =========   =========   ==========  ==========

Gross Margin                      5,365        3.0%      43,479      28.8%

General and
Administrative Expenses           8,239        4.6%       5,264       3.5%

Research and
Development Expenses                951        0.5%       1,376       0.9%
                               =========   =========   ==========  ==========

Operating Profit (Loss)          (3,825)      (2.1%)     36,839      24.4%

Other Income (Expense)           (8,095)      (4.5%)      3,574       2.4%
                               =========   =========   ==========  ==========

Earnings (Loss) Before Tax      (11,920)      (6.6%)     40,413      26.7%

Income Tax Expense (Benefit)     (4,005)      (2.2%)     15,409      10.2%
                               =========   =========   ==========  ==========


Net Earnings (Loss)
Before Cumulative Effect of a
Change in Accounting Principle   (7,915)     (4.4%)      25,004      16.5%

Cumulative Effect of a
Change in Accounting Principle  (10,040)     (5.6%)       ---         ---
                               =========   =========   ==========  ==========


Net Earnings (Loss)             (17,955)     (10.0%)     25,004      16.5%
                               =========   =========   ==========  ==========



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

COST OF SALES

      Cost of sales for the quarter and nine months ended May 1, 1998 were $76.5 million and $175.0 million, respectively, as compared to $39.9 million and $107.7 million, respectively, for the quarter and nine months ended April 30, 1997. Automotive segment cost of sales for the quarter and nine months ended May 1, 1998 were $65.6 million and $144.7 million, respectively, as compared to $30.6 million and $83.8 million, respectively, for the quarter and nine months ended April 30, 1997. These increases primarily reflect increased inflator volume, partially offset by reduced initiator volume; $3.6 million related to a parts shortage resulting in periodic production shut-downs on the Company's passenger inflator lines; increased overhead and other costs associated with the Company's new inflator production facility, which is currently operating below target utilization; and $19.0 million in one-time charges (see "One-Time Charges" below).

      Automotive segment cost of sales was additionally impacted by the adoption of the AICPA's Statement of Position 98-5, "Reporting the Costs of Start-up Activities." This resulted in expensing previously capitalized inflator start-up costs totaling $.4 million and $6.5 million, respectively, for the three and nine months ended May 1, 1998. These costs were offset by the reversal of capitalized start-up amortization expense in the amount of $1.2 million and $2.5 million, respectively, for the three and nine month periods.

      Nonautomotive segment cost of sales for the quarter and nine months ended May 1, 1998 were $10.9 million and $30.3 million, respectively, as compared to $9.3 million and $24.0 million, respectively, for the quarter and nine months ended April 30, 1997. These increases primarily reflect higher segment sales and $1.4 million in one-time charges (see "One-Time Charges" below).

GROSS MARGIN

      Gross margin was ($12.9) million and $5.4 million (-20.3% and 3.0% of net sales), respectively, for the quarter and nine months ended May 1, 1998, as compared to $14.5 million and $43.5 million (26.7% and 28.8% of net sales), respectively, for the comparable prior-year periods. Automotive segment gross margin was ($13.4) million and $.4 million (-25.7% and .3% of net automotive sales), respectively, for the quarter and nine months ended May 1, 1998, as compared to $13.8 million and $38.4 million (31.0% and 31.4% of net automotive sales), respectively, for the comparable prior-year periods. These decreases in gross margin were primarily due to the increased inflator costs as discussed above, lower leverage of fixed initiator costs due to reduced volume, adoption of SOP 98-5 relating to start-up costs and $19.0 million in one-time charges (see "One-Time Charges" below). Excluding the one-time charges, automotive segment gross margins would have been $5.6 million and $19.4 million (10.7% and 13.4% of net sales), respectively, for the quarter and nine months ended May 1, 1998.

      Nonautomotive segment gross margins were $.5 million and $5.0 million (4.4% and 14.1% of net nonautomotive sales), respectively, for the quarter and nine months ended May 1, 1998, as compared to $.7 million and $5.1 million (7.4% and 17.5% of net nonautomotive sales), respectively, for the comparable periods of the prior year. Excluding the $1.4 million one-time charge, nonautomotive segment gross margins would have been $1.9 million and $6.4 million (16.7% and 18.1% of net sales), respectively, for the quarter and nine months ended May 1, 1998.

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

OPERATING PROFIT

      Operating profit (loss) for the quarter and nine months ended May 1, 1998 was ($17.4) million and ($3.8) million (-27.4% and -2.1% of net sales), respectively, as compared to $12.7 million and $36.8 million (23.3% and 24.4% of net sales), respectively, for the comparable prior-year periods. Excluding one-time charges, operating profit would have been $4.8 million and $18.4 million (7.6% and 10.2% of net sales), respectively, for the quarter and nine months ended May 1, 1998.

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

NET EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      Net earnings (loss) before cumulative effect of a change in accounting principle for the quarter and nine months ended May 1, 1998 were ($14.9) million and ($7.9) million, respectively, as compared to $10.1 million and $25.0 million for the comparable prior-year periods. Basic earnings (loss) per share before cumulative effect of a change in accounting principle for the quarter and nine months ended May 1, 1998 were ($.72) and ($.38), respectively, as compared to $.49 and $1.22, respectively, for the prior-year periods. Excluding one-time charges, net earnings before cumulative effect of a change in accounting principle would have been $2.2 million and $9.2 million, respectively, and basic earnings per share before cumulative effect of a change in accounting principle would have been $.11 and $.45, respectively, for the quarter and nine months ended May 1, 1998.

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

      SOP 98-5 is effective for fiscal years beginning after December 15, 1998. However, in July 1998 the Company elected to adopt it retroactively to the first quarter of fiscal 1998. Accordingly, the fiscal 1998 quarterly financial statements have been restated to expense start-up costs in the net amount of $4.0 million for the nine months ended May 1, 1998 (see "Cost of Sales" above). Additionally, the Company wrote off in the first quarter the net book value ($10.0 million) of its start-up and related costs included in the scope of SOP 98-5 as a one-time adjustment referred to as a Cumulative Effect of a Change in Accounting Principle. The total after-tax amount of these adjustments was $12.8 million for the nine months ended May 1, 1998.

NET EARNINGS

      Net earnings (loss) for the quarter and nine months ended May 1, 1998 were ($14.9) million and ($18.0) million, respectively, as compared to $10.1 million and $25.0 million for the comparable prior-year periods. Basic earnings (loss) per share for the quarter and nine months ended May 1, 1998 were ($.72) and ($.87), respectively, as compared to $.49 and $1.22, respectively, for the prior-year periods. Excluding one-time charges, net earnings would have been $2.2 million and ($.8) million, respectively, and basic earnings per share would have been $.11 and ($.04), respectively, for the quarter and nine months ended May 1, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital decreased during the quarter to $99.5 million from $107.5 at January 30, 1998. During the nine months ended May 1, 1998, the Company made capital expenditures totaling approximately $41.7 million, which were funded from bank borrowings. On April 10, 1998, the Company entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. The Company's principal bank is acting as agent for this agreement. The interest rate (applicable margin plus federal funds or LIBOR) is progressive and based upon the Company's ratio of indebtedness to EBITDA. The margin will fluctuate up or down as determined by the above ratio. At May 1, 1998, the interest rate was 6.26%. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). This credit facility expires on December 18, 2000, and provides for two twelve-month extensions to the termination date. At May 1, 1998, the Company had $135.0 million of long-term debt drawn down on this credit facility. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings and from internally generated funds.

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

      The Company is utilizing both internal and external resources to modify, replace, and test its software for Year 2000 compliance. The Company plans to complete the Year 2000 project by July 1999. To date, the Company has incurred approximately $1 million related to the assessment of, and efforts in connection with, its Year 2000 project. Approximately 75% of which are capitalized costs related to the purchase and implementation of new computer software and hardware. The total remaining costs for this project are currently being assessed and are unknown at this time.

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