Form 10-K
period 1998-07-31
OEA INC /DE/
filed 1998-10-29
CIK 73864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________.

Commission file number 1-6711.
                       -------

                                   OEA, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                      36-2362379
-------------------------------                --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization.)

34501 East Quincy Avenue, P. O. Box 100488, Denver, Colorado           80250
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number including area code   (303) 693-1248
                                                  -----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange
     Title of each class                           on which registered:
     Common Stock, Par Value $0.10                New York Stock Exchange
---------------------------------------  --------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No   .
                                                  ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 27, 1998. Common Stock, $.10 par value - $185,109,548.

The number of shares outstanding of the issuer's classes of common stock as of October 27, 1998. Common Stock $.10 par value - 20,594,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be dated on or before January 30, 1999, are incorporated by reference into Part III.
(A definitive proxy statement will be filed with the Commission within the prescribed period.)

                                    PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

OEA, Inc. ("OEA" or the "Company") is a leader in the development and production of high-reliability, propellant-actuated devices for the automotive and aerospace industries. The foundation of OEA's growth is our core know-how (over 2,000 man years of experience) in propellants, interior ballistics and related mechanical design. Founded in 1957, OEA's first three decades of growth came from developing and producing the aerospace industry's largest selection of propellant-actuated devices for (1) escape systems for military aircraft, (2) satellites and satellite launchers and (3) missiles. Our growth over the last decade came from applying our aerospace know-how to the automotive air bag market. OEA began producing air bag initiators in 1987 and has since delivered over 110 million initiators. By 1996 OEA had the financial resources to begin manufacturing air bag inflators. Our know-how allowed us to deliver 3 million inflators in our first year of production. These inflators were the industry's first production inflators which were environmentally friendly and generated no smoke or dust, and were low-cost as well. OEA has headquarters 20 miles southeast of Denver, Colorado and employs 1,500 people in manufacturing facilities in Colorado, Utah, California and France.

OEA was organized as a Delaware corporation on October 1, 1969. Its predecessor, Ordnance Engineering Associates, Inc., an Illinois corporation, was organized on July 13, 1957, and was merged into OEA on December 3, 1969. OEA's automotive operations are carried out through its Automotive Safety Products Division, including its French subsidiary, Pyroindustrie S.A. OEA's aerospace activities are carried out through its subsidiary OEA Aerospace, Inc. The Company's principal executive offices are located at 34501 East Quincy Avenue, Denver, Colorado 80250 and its telephone number at such address is (303) 693-1248.

GLOSSARY OF TERMS

PROPELLANT (SOLID PROPELLANT): A chemical mixture which can be ignited to produce gas rapidly and controllably.

AIR BAG INITIATOR: The air bag system's smallest propellant-actuated device, weighing about 5 grams and containing about 1/10 gram of propellant, which is ignited by an electrical signal (from the car's crash-sensing system) to activate the air bag inflator.

PROPELLANT-ACTUATED DEVICE: A device which operates by the ignition of propellant. OEA's air bag inflators, air bag initiators and aircraft escape system components are propellant-actuated devices.

AIR BAG INFLATOR: The air bag system's largest propellant-actuated device, weighing from 200 grams to 1,500 grams. When activated by the initiator, the inflator produces gas to inflate the air bag.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
(in thousands)

                                                    FY 1998        FY 1997         FY 1996
                                                    --------       --------       --------
SALES TO UNAFFILIATED CUSTOMERS

          Automotive                                $195,891       $168,869       $115,587
          Nonautomotive                               49,484         42,688         37,223
                                                    --------       --------       --------

                  Total                             $245,375       $211,557       $152,810
                                                    --------       --------       --------
                                                    --------       --------       --------


INTER-SEGMENT SALES OR TRANSFERS

          Automotive                                      $2            $20           $123
          Nonautomotive                                  240            141            139
                                                    --------       --------       --------

                  Total                                 $242           $161           $262
                                                    --------       --------       --------
                                                    --------       --------       --------


OPERATING PROFIT

          Automotive                                $ (8,765)       $45,522        $33,284
          Nonautomotive                                3,177          4,037          5,782
                                                    --------       --------       --------

                  Total                             $ (5,588)       $49,559        $39,066
                                                    --------       --------       --------
                                                    --------       --------       --------


IDENTIFIABLE ASSETS

          Automotive                                $276,063       $275,153       $157,569
          Nonautomotive                               52,696         56,403         45,639
                                                    --------       --------       --------

                  Total                             $328,759       $331,556       $203,208
                                                    --------       --------       --------
                                                    --------       --------       --------

AUTOMOTIVE SAFETY PRODUCTS

The Company established a separate Automotive Safety Products division in 1989 to take advantage of technologies developed in its aerospace activities to meet the rapid growth in demand for automotive air bags and related technologies. OEA designs, tests, develops, and manufactures propellant-actuated devices for use in automotive safety products, which are currently single-stage hybrid inflators (passenger, driver, and side-impact) and electric initiators. These are sold to automotive module and inflator manufacturers, respectively, which, in turn, sell their products directly to automobile manufacturers. The automotive segment accounted for approximately 80%, 80%, and 76% of the Company's net sales for fiscal years 1998, 1997, and 1996, respectively, and is expected to continue to represent a similar percentage of the Company's sales in the future.

In an air bag system, an initiator activates an inflator, which produces gas to inflate the air bag. OEA has designed a low-cost single-stage "hybrid" inflator which uses a combination of compressed gas and a non-azide propellant. These hybrid inflators are favored over sodium azide inflators because they are smokeless and non-toxic, using a propellant that is very insensitive under normal handling conditions. Two of the major inflator manufacturers (Autoliv and TRW) have historically relied, and continue to rely, on sodium azide inflators. Management believes that as demand continues to shift away from sodium azide inflators, the air bag system manufacturers will utilize more outside suppliers, such as the Company, to meet their inflator needs, instead of building new manufacturing facilities.

OEA's strategy is to become a world leader in inflator manufacturing by taking advantage of its advanced technology to produce a high-quality product at the lowest possible cost. Management believes that by staking out the low-cost position it will encourage air bag system manufacturers to utilize OEA's capacity, instead of reinvesting in costly expansions of their inflator manufacturing capabilities. OEA recently announced significant new supply agreements with two major customers which are expected to generate approximately $21 million of additional revenue annually over the next four years on increased inflator sales volumes of approximately 1.1 million per year.

The demand for air bag components (both domestic and worldwide) is expected to grow over the next few years, with additional air bag products (E.G., thorax, knee bolsters and window "curtains") and increased demand for frontal and side air bags. Further, it is expected that demand will increase for "smart" air bags, with multiple initiators, to adjust air bag inflation for the severity of the impact and the characteristics and position of the occupant. The Company believes that as a result of its technology position it is well-positioned to compete effectively in this market environment.

OEA is also involved in the development of additional automotive safety products that take advantage of its inflator and initiator technologies, such as seatbelt pretensioners, which tighten seatbelts in a collision.

The Company has made a substantial capital investment in highly automated equipment to produce inflators in its Denver facilities and to produce initiators in two manufacturing facilities located in Tremonton, Utah and Les Mureaux, France. The Company's new inflator production facility became fully operational late in fiscal 1998. Management believes that this highly automated approach may enable it to achieve a low manufacturing cost position which enhances its competitive ability.

Raw materials used by the Company include stamped and machined parts and commercially available propellants. The Company is not dependent upon any one source for purchased materials because alternate sources of supply are available in the marketplace.

The Company's single-stage hybrid inflator is covered by several patents, including a patent for use of its low-cost propellant. Some of the patents have been issued and others are pending relating to technology used in its inflators. The initiator business is not dependent upon patented items, trademarks, franchises, concessions, or licenses.

The Company's business is not seasonal.

Automotive segment inventories decreased $15.0 million during the year to $28.0 million at July 31, 1998. This represents a "normalization" of inventory after the fiscal 1998 launch of three new inflators (second generation passenger, driver, and side-impact). Customer payments are due on a current basis and extended terms or collateral have not been required.

The Company's customers providing more than 10% of consolidated sales for the fiscal year ended July 31, 1998 were Takata Corporation with 33%, Delphi Interior & Lighting (a division of General Motors) with 15%, and Daicel Chemical Industries, Ltd. with 12%. The loss of any of these customers would have a materially adverse effect on the Company.

There is no particular relationship between the Company and its customers other than that of supplier/customer, except for the following:

1. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of OEA's automotive air bag initiators for the Asian market, and

2. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of OEA's single-stage (i.e., not "smart") hybrid inflators for passenger, driver and side-impact automotive air bags for manufacture in Asia for the Asian market. The initial annual fixed royalty payment for this fifteen year agreement was received in 1995. Daicel began the manufacture of OEA's second generation passenger inflator in August 1998, and OEA will receive variable royalty payments on these units.

Auto manufacturers generally change designs every three to five years. The Company receives annual blanket purchase orders, but deliveries are specified by customers on weekly releases for deliveries over the next 10 to 12 weeks. Because this is the accepted practice in the automotive industry, the amount of backlog at any given time is not representative of annual sales.

The Company believes it is the larger of only two independent inflator manufacturers in the world not affiliated with, or owned by, an air bag module manufacturer. This independence gives the Company wide latitude to sell to all module manufacturers. By fiscal year 2000, OEA's Inflator division could be the largest customer of the OEA Initiator division.

The Company is aware of five major inflator manufacturers in the world:
Autoliv (merged with Morton International), TRW, Takata, BAICO (owned by Atlantic Research Corporation) and the Company. Autoliv and TRW currently dominate the worldwide market for air bag systems and produce a high percentage of their components internally. However, Autoliv and TRW's internal inflator capacity is dominated by sodium azide-type inflators. Sodium azide inflators use sodium azide as their propellant and are being phased out in favor of newer technologies, including the Company's hybrid inflators.

There are two major automotive initiator manufacturers in the United States:
Special Devices, Inc. and the Company. Additionally, there are four major automotive initiator manufacturers in Europe: Davey Bickford Smith, Nouvelle Cartoucherie de Survilliers (owned by Autoliv), Patvag and Pyroindustrie (wholly owned by OEA). The Company is currently one of the world's leading producers of initiators for automotive air bags.

Other companies may enter the automotive inflator and initiator markets; however, substantial financial resources, development, and qualification time would be required to achieve design and product verification. Contracts are generally awarded based upon competitive price, product reliability and production capacity. The Company believes that the major automotive manufacturers, in an effort to encourage price competition, are providing increased business opportunities to smaller second tier suppliers, and that this will provide increased opportunity to the Company to utilize its unused capacity.

The estimated amounts spent by the automotive segment during each of the last three fiscal years for customer-sponsored and Company-sponsored research and development activities were:

                                              Customer-         Company-
                                              Sponsored         Sponsored
                                              ---------         ----------
            Fiscal year 1998                  $       -         $1,373,000
            Fiscal year 1997                    200,000          1,428,000
            Fiscal year 1996                    500,000          4,400,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or the competitive position of the Company or its subsidiaries.

The Company, together with its consolidated subsidiaries and divisions, employs approximately 1,075 people in its automotive segment.

NONAUTOMOTIVE PRODUCTS

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

Sales are made directly to the customer. OEA's nonautomotive segment accounted for approximately 20%, 20% and 24% of the Company's net sales for fiscal years 1998, 1997, and 1996, respectively, and is expected to continue to represent a similar percentage of the Company's sales in the future.

OEA's nonautomotive products are produced in Fairfield, California. A smaller test facility is located in San Ramon, California.

OEA's nonautomotive segment customers are primarily in the defense and space fields under prime government contracts. The major portion of this business comes from subcontracts which are generally awarded to OEA on a fixed-price basis. Each new contract involves either the design and manufacture of a new product to meet a specific requirement, or a follow-on order for additional items previously manufactured under other contracts. Inasmuch as the Company's nonautomotive business involves constant development and engineering of products required by its customers, it would be inappropriate to classify each new item as a new product.

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

OEA's nonautomotive business is not dependent upon patented items, trademarks, franchises, concessions, or licenses thereunder. The Company does not pay any substantial royalties or similar payments in connection with any patents or license agreements.

OEA's nonautomotive business is not seasonal.

Products are manufactured to order and are shipped according to specified contract delivery dates. Nonautomotive segment inventories decreased $0.8 million during the year to $26.6 million at July 31, 1998.

Customer payments are reasonably prompt and extended terms or collateral have not been required.

The Company did not have a customer providing more than 10% of consolidated sales in the nonautomotive segment for the fiscal year ended July 31, 1998. Transactions with the United States Government are with several procurement agencies and/or prime contractors. Although the loss of all government contracts would have an adverse effect, the loss of any one agency or prime contract would not have a materially adverse effect on the Company.

There is no particular relationship between the Company's nonautomotive segment and its customers other than that of supplier/customer.

The Company's nonautomotive funded backlog of orders as of July 31, 1998, was $39.3 million. The Company estimates that $1.8 million of its backlog will not be recorded as a sale within its fiscal year ending July 31, 1999.

The majority of the nonautomotive business of the Company with the United States Government is subject to termination of contracts for the convenience of the United States Government. Such termination, however, is an unusual occurrence. In addition, a significant portion of the Company's nonautomotive sales for the current and prior years is subject to audit by the Defense Contract Audit Agency. Such audits may occur at any time up to three years after contract completion.

Other companies, both larger and smaller than the Company, also have capabilities and resources to design and develop similar items. The Company is aware of nine competitors in its nonautomotive field of propellant and explosive devices. No individual competitor dominates the field. The Company believes it is in a good competitive position.

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

The estimated amounts spent by the nonautomotive segment during each of the last three fiscal years for customer-sponsored and Company-sponsored research and development activities were:

                                              Customer-         Company-
                                              Sponsored         Sponsored
                                              ----------        ---------
            Fiscal year 1998                  $2,100,000         $153,000
            Fiscal year 1997                   3,400,000           45,000
            Fiscal year 1996                   2,600,000           50,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of the Company or its subsidiaries.

The Company, together with its subsidiaries and divisions, employs approximately 450 people in its nonautomotive segment.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES (in thousands)


SALES TO UNAFFILIATED CUSTOMERS                      FY 1998        FY 1997        FY 1996
                                                     -------        -------        -------

United States                                       $126,777        131,201       $117,386

Foreign Sales
     Asia                                             83,307         66,901         23,822
     Europe                                           18,974         12,724         10,209
     Other                                            16,317            731          1,393
                                                    --------        -------       --------

        Total Foreign Sales                          118,598         80,356         35,424
                                                    --------        -------       --------

                    Total Sales                     $245,375        211,557       $152,810
                                                    --------        -------       --------
                                                    --------        -------       --------




Notes:

(1) There were no sales or transfers between the geographic areas reported above.

(2) It is not possible, under the existing accounting systems, to isolate profits and identifiable assets by geographic areas.

ITEM 2 - PROPERTIES

The Company's properties are located in Arapahoe County, Colorado (near Denver); Fairfield, California; San Ramon, California; Tremonton/Garland, Utah; and Les Mureaux, France.

The Arapahoe County facilities are located on 960 acres of land which the Company owns. In fiscal year 1998, automotive operations were conducted in various one-story brick and steel buildings containing 400,000 square feet of floor space in the aggregate. This includes a 173,000 square foot inflator manufacturing facility which was completed in December 1996.

The Fairfield, California, facilities are occupied by OEA Aerospace, Inc., a wholly owned subsidiary of the Company. Its operations are conducted in twenty buildings containing 180,000 square feet of floor space in the aggregate, located on 515 acres of land which the Company owns. All parts of the various buildings are occupied and used in the operations of the Company's business.

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

The property in Les Mureaux, France, consists of a 34,600 square foot manufacturing facility located on 6 acres and is occupied by Pyroindustrie S.A.. In 1997 the Company purchased a 74 acre parcel of land upon which a new inflator facility is being built. The existing and new facilities will accommodate the growing demand for air bag initiators and inflators for the European market for the foreseeable future.

The above-described properties are considered suitable and adequate for the Company's operations.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings which are required to be reported herein. From time to time the Company is subject to minor lawsuits incidental to its operations. The Company believes it has meritorious defenses to all lawsuits in which it is currently a defendant and will vigorously defend against them. The resolution of current lawsuits, regardless of the outcome, will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $0.10 par value, is traded on the New York Stock Exchange, New York, New York, under the symbol "OEA."

The following table presents the high and low sales prices, as reported in the consolidated transaction reporting system, for the periods indicated. These prices do not include retail markups, markdowns or commissions.

         FISCAL YEAR 1998                     HIGH                      LOW
         ----------------                     ----                      ---
         1st Quarter                         $41.63                   $32.81
         2nd Quarter                          41.25                    26.63
         3rd Quarter                          29.56                    16.63
         4th Quarter                          19.75                    12.75

         FISCAL YEAR 1997                     HIGH                      LOW
         ----------------                     ----                      ---

         1st Quarter                         $42.50                   $34.00
         2nd Quarter                          50.63                    36.88
         3rd Quarter                          50.50                    32.63
         4th Quarter                          40.88                    34.00

The approximate number of holders of record of OEA's issued and outstanding shares at October 19, 1998, was 982.

The Board of Directors has declared dividends during the last three fiscal years as follows:

                                                                         AMOUNT
             DECLARED                        PAYABLE                   PER SHARE
             --------                        -------                   ---------
         November 3, 1995               December 8, 1995                  $.25
         November 1, 1996               December 10, 1996                  .30
         November 3, 1997               December 10, 1997                  .33

Any future cash dividends will depend on future earnings, capital requirements and the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company's credit facility includes financial covenants that could, in certain circumstances, limit the Company's ability to pay dividends in the future.

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Summary of Operations
(in thousands, except per share data)

                                                      1998         1997        1996        1995        1994
                                                    --------     -------     -------     -------     -------
Net Sales                                           $245,375     211,557     152,810     129,211     109,893

Operating Profit (Loss)                               (5,588)     49,559      39,066      34,927      30,071

Earnings (Loss) Before Minority
   Interest and Income Taxes                         (13,931)     55,304      40,683      36,226      29,465

Minority Interest                                       --          --            25         519        --

Income Taxes                                           4,655     (19,863)    (15,165)    (15,469)    (11,513)
                                                    --------     -------     -------     -------     -------

Net Earnings (Loss)
Before Cumulative Effect of a
Change in Accounting Principle                        (9,276)     35,441      25,543      21,276      17,952

Cumulative Effect of a
Change in Accounting Principle                       (10,040)       --          --          --          --
                                                    --------     -------     -------     -------     -------

    Net Earnings (Loss)                             $(19,316)     35,441      25,543      21,276      17,952
                                                    --------     -------     -------     -------     -------
                                                    --------     -------     -------     -------     -------

Basic Earnings (Loss) Per Share
Before Cumulative Effect of a
Change in Accounting Principle                         $(.45)       1.73        1.25        1.04         .88
                                                    --------     -------     -------     -------     -------
                                                    --------     -------     -------     -------     -------

    Basic Earnings (Loss) Per Share                    $(.94)       1.73        1.25        1.04         .88
                                                    --------     -------     -------     -------     -------
                                                    --------     -------     -------     -------     -------

Cash Dividends Per Share                                $.33         .30         .25         .20         .15
                                                    --------     -------     -------     -------     -------
                                                    --------     -------     -------     -------     -------


Weighted Average Number of
   Shares Outstanding During Year                     20,581      20,540      20,499      20,480      20,439
                                                    --------     -------     -------     -------     -------
                                                    --------     -------     -------     -------     -------


Total Number of Shares
   Outstanding at Year End                            20,595      20,552      20,514      20,487      20,466
                                                    --------     -------     -------     -------     -------
                                                    --------     -------     -------     -------     -------

Balance Sheet Data at July 31,
(in thousands, except per share data)

                                                      1998        1997        1996        1995        1994
                                                    --------     -------     -------     -------     -------
Current Assets                                      $117,578     127,319      77,579      74,871      62,389

Current Liabilities                                  $31,461      36,031      33,524      12,160       8,883

Working Capital                                      $86,117      91,288      44,055      62,711      53,506

Working Capital Ratio                               3.7 to 1    3.5 to 1    2.3 to 1    6.2 to 1    7.0 to 1

Total Assets                                        $328,759     331,556     203,208     160,902     135,315

Shareholders' Equity                                $161,506     186,778     160,448     140,352     121,854

Book Value Per Share                                   $7.84        9.09        7.82        6.85        5.95

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, inflator and initiator demand, sales volume increases, the benefits of cost reduction programs and improved manufacturing processes, implementation of ERP systems, correction of quality issues, capacity utilization, new technologies and products, improved customer relations, and year 2000 compliance, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements reported on Form 8-K filed on June 4, 1998 for a description of various factors that might cause OEA's actual results to differ materially from those contemplated by such forward-looking statements.

FUTURE OUTLOOK

In July 1998, William R. Barker was appointed to the newly created executive position of President of the Automotive Safety Products division. He is responsible for all aspects of the Company's inflator and initiator business worldwide.

Under Mr. Barker's direction, OEA's Automotive Safety Products division is focusing on a Four Phase Approach to growth. The first step is to aggressively attack the cost structure and reduce operating costs in all areas. This will be essential to offset the 23% weighted average inflator price reduction that became effective August 1, 1998. The second step is to obtain new business for OEA's current products. Initial new business awards were announced in September 1998 totaling 1.1 million inflators and $21.0 million on an annualized basis. With this new business, the utilization of OEA's new 173,000 square foot inflator production facility is expected to increase from 20% in the fiscal 1998 fourth quarter to 62% in the fiscal 1999 fourth quarter. The third step is to aggressively market new technology such as dual-stage ("smart") inflators and micro-gas generators for use in seat belt pretensioner systems. OEA's dual-stage ("smart") inflator was the first in the industry to receive preliminary approval from General Motors. The fourth step is to identify other commercially viable pyrotechnic products for automotive or other applications. Initial progress on this step is believed to be approximately one year away. The Company will also opportunistically analyze potential strategic acquisitions for OEA's Automotive Safety Products division, on a case-by-case basis.

RESULTS OF OPERATIONS
FISCAL YEAR 1998 VS. 1997

NET SALES

Net sales for fiscal year 1998 were $245.4 million, as compared to fiscal
1997 net sales of $211.6 million. The $33.8 million increase from the prior year reflects a 16% sales increase in both the automotive and nonautomotive segments of the Company's business. Automotive segment sales increased $27.0 million to $195.9 million in fiscal 1998, primarily due to a $48.4 million increase in inflator sales (5.6 million units in fiscal 1998, as compared to 2.9 million units in fiscal 1997), partially offset by a $21.4 million decrease in initiator sales. The increased inflator sales reflect continued strong customer acceptance of the Company's inflator program and increased demand for air bags from both domestic and foreign automobile manufacturers. The reduced initiator sales resulted from a temporary (one year) reduction in demand from a major customer. Management believes initiator volumes will return to expected levels in the coming year as this customer has agreed to significantly increase its commitments for fiscal 1999 (see "Settlement of Legal Claim" below for further detail). Nonautomotive segment sales increased $6.8 million to $49.5 million in fiscal 1998 primarily due to increases in engineering development contracts and the Delta satellite launcher program. Management expects continued increases in automotive unit sales in fiscal year 1999, with modest dollar sales increases as a result of price decreases on its current initiator and inflator products.

COST OF SALES

Cost of sales for fiscal year 1998 was $238.6 million, as compared to fiscal 1997 cost of sales of $153.2 million. Automotive segment cost of sales was $194.8 million in fiscal 1998, as compared to $116.5 million in the prior year. This increase primarily reflects increased inflator volume, partially offset by reduced initiator volume; a parts shortage resulting in periodic production shut-downs on the Company's passenger inflator lines; the impact of the General Motors strike; increased overhead and other costs associated with the Company's new inflator production facility, which was only running at a 20% utilization level by the fiscal 1998 fourth quarter; and $19.0 million in one-time charges (see "One-Time Charges" below).

Additionally, automotive segment cost of sales was impacted by the adoption of the AICPA's Statement of Position 98-5, "Reporting the Costs of Start-up Activities." This resulted in expensing previously capitalized inflator start-up costs of $6.7 million in fiscal 1998, partially offset by the reversal of capitalized start-up amortization expense in the amount of $3.7 million. Refer to "Cumulative Effect of a Change in Accounting Principle" below for further detail on Statement of Position 98-5.

Nonautomotive segment cost of sales was $43.8 million in fiscal 1998, as compared to $36.6 million in the prior year. This increase primarily reflects increased sales, testing and replacement costs relating to a TLX (energy transfer line) performance issue and $1.4 million in one-time charges (see "One-Time Charges" below). The cause of the TLX performance problem was quickly identified and corrected and product shipments have resumed.

GROSS MARGIN

Gross margin was $6.8 million (2.8% of net sales) for fiscal 1998, as compared to $58.4 million (27.6% of net sales) for fiscal 1997. Automotive segment gross margin was $1.1 million (0.6% of net automotive sales) for fiscal 1998, as compared to $52.3 million (31.0% of net automotive sales) for fiscal 1997. This decrease in gross margin was primarily due to the increased inflator costs as discussed above, lower leverage of fixed initiator costs due to reduced volume, adoption of the AICPA's Statement of Position 98-5 relating to start-up costs and $19.0 million in one-time charges (see "One-Time Charges" below). Excluding the adoption of SOP 98-5 and the one-time charges, automotive segment gross margin would have been $23.1 million (9.4% of net sales) for fiscal 1998. Management expects that automotive gross margin will be tight in the first half of fiscal 1999 as a result of price decreases, but that cost reductions undertaken in recent months will take effect and begin to be reflected in improved gross margins in the second half of the fiscal year.

Nonautomotive segment gross margin was $5.7 million (11.6% of net nonautomotive sales) for fiscal 1998, as compared to $6.1 million (14.3% of net nonautomotive sales) for fiscal 1997. Excluding the $1.4 million one-time charge, nonautomotive segment gross margins would have been $7.1 million (14.4% of net sales) for fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for fiscal year 1998 were $10.9 million (4.4% of net sales), as compared to $7.4 million (3.5% of net sales), for fiscal year 1997. This increase was primarily due to a $1.8 million one-time charge related to the settlement of a legal claim (see "One-Time Charges" below) and to costs of establishing an infrastructure to service the European inflator market at the Company's French subsidiary, Pyroindustrie. Excluding the one-time charge, general and administrative expenses as a percentage of net sales would have been 3.7% for fiscal 1998.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1.5 million for both fiscal year 1998 and fiscal year 1997. Research and development costs are expected to increase significantly in fiscal year 1999 as the Company continues to develop and refine new products such as dual-stage inflators used in "smart" air bags, micro-gas generators used in seat belt pretensioner systems, and other advanced inflators.

OPERATING PROFIT (LOSS)

The Company experienced a $5.6 million operating loss for fiscal year 1998 (-2.3% of net sales), as compared to an operating profit of $49.6 million (23.4% of net sales) for fiscal year 1997. Excluding the adoption of SOP 98-5 and the one-time charges, operating profit would have been $19.7 million (8.0% of net sales) for fiscal year 1998.

OTHER INCOME AND (EXPENSE)

Total other income/(expense) was an $8.3 million expense for fiscal year 1998, as compared to $5.7 million of income in the prior year. Fiscal 1998 includes a $4.7 million one-time charge for the disposal of idle and obsolete automotive segment equipment (see "One-Time Charges" below), while fiscal 1997 includes $3.2 million in income for the sale of the Company's foreign joint venture, Pyrospace S.A. The remaining difference is primarily due to interest expense, which was $6.5 million in fiscal 1998, as compared to $0.1 million in fiscal 1997. Interest costs have increased due to the Company's higher debt level and the significant reduction in capitalized interest in fiscal 1998. The Company made substantial capital asset acquisitions (i.e., building and equipment) in fiscal 1997 for which related interest costs were capitalized. These assets were placed in service by fiscal 1998; therefore, interest costs were expensed, not capitalized in fiscal 1998.

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

SOP 98-5 is effective for fiscal years beginning after December 15, 1998. However, in July 1998 the Company elected to adopt it retroactively to the first quarter of fiscal 1998. Accordingly, the fiscal 1998 quarterly financial statements have been restated to expense start-up costs in the net amount of $3.0 million for the twelve months ended July 31, 1998 (see "Cost of Sales" above). Additionally, the Company wrote off in the first quarter the net book value ($10.0 million) of its start-up and related costs included in the scope of SOP 98-5 as a one-time adjustment referred to as a Cumulative Effect of a Change in Accounting Principle. The total after-tax amount of these adjustments was $12.2 million for fiscal year 1998.

NET EARNINGS (LOSS)

The Company recorded a $19.3 million net loss for fiscal year 1998 (-7.9% of net sales), as compared to net earnings of $35.4 million (16.8% of net sales) for fiscal year 1997. Basic earnings (loss) per share was ($.94) for fiscal 1998, as compared to $1.73 for fiscal 1997. Excluding the adoption of SOP 98-5 and the one-time charges, net earnings would have been $10.0 million and basic earnings per share would have been $.49 for fiscal year 1998.

ONE-TIME CHARGES

The Company recognized one-time charges in fiscal 1998 of $17.2 million, net of taxes, or $.83 per share. Explanations of the more significant charges are detailed below.

INVENTORY ADJUSTMENTS. The Company booked inventory adjustments totaling $11.3 million ($7.3 million after tax) in the fiscal 1998 third quarter primarily related to the start-up of its new inflator production lines. These adjustments resulted from a combination of the rapid expansion of the inflator program, including significant additions in personnel, and system conversion issues associated with the implementation of a new, fully integrated Enterprise Resource Planning (ERP) System for the Company's automotive operations. The Company has completely re-implemented the ERP system and has brought in consultants to review the system set-up and procedures, and to re-train all employees. Management believes that this problem is resolved; however, physical inventories will be taken each quarter-end until it is fully demonstrated that the system is functioning properly.

DISPOSAL OF INFLATORS. The Company disposed of early production inflators from its new facility for a total cost of $3.9 million ($2.5 million after tax) in the fiscal 1998 third quarter, which includes both production and disposal costs. This resulted from an unusual quality issue that affected one in ten thousand units. However, due to the unusual nature of the problem, the actual units affected could not be identified. The Company's automotive products are propellant-actuated, life-saving devices and only the highest level of quality is acceptable. Therefore, all potentially affected units (approximately 130,000 inflators) were disposed of to ensure that they would not be installed in air bag modules or automobiles. Corrective action, which management believes will prevent any future occurrences, was implemented immediately and has been approved by the Company's customers. Production and customer shipments have resumed.

DOMESTIC INITIATOR CONSOLIDATION. The Company incurred costs totaling $5.1 million ($3.2 million after tax) in the fiscal 1998 third quarter related to the consolidation of its domestic initiator production operations into its Utah facility. These costs consist of $0.5 million for equipment and personnel relocation and a $4.6 million charge for idled and/or obsolete equipment and inventory. This consolidation is expected to generate significant annual cost savings, while maintaining the Company's domestic initiator capacity of 45 million units. Additionally, the Company's French facility has a capacity of 20 million units, which supplies the European market and serves as a back up to its domestic production.

SETTLEMENT OF LEGAL CLAIM. In consideration of new business and improving relations, the Company settled a lawsuit with a major initiator customer. This resulted in a fiscal 1998 third quarter charge of $2.5 million ($1.6 million after tax) for trade receivables and obsolete inventory. In return, the customer committed to significantly higher initiator purchases in fiscal 1999. This resolution is an important milestone toward improving the Company's relationship with this customer and should benefit both its initiator and inflator operations.

INFLATOR EQUIPMENT OBSOLESCENCE. The Company wrote off $1.9 million ($1.2 million after tax) of low-volume inflator production equipment in the fiscal 1998 third quarter. This equipment was originally purchased to support customers' requirements by bridging the gap between prototype production and high-volume production. With the Company's new high-volume inflator production lines becoming fully operational, this low-volume production equipment has become idled and obsolete.

AEROSPACE INVENTORY OBSOLESCENCE. As the Company's aerospace business shifts from traditional defense/government business to commercial business (satellites and satellite launch vehicles), a more stringent obsolescence approach is required. The new approach was adopted during the fiscal 1998 third quarter and resulted in a charge of $1.4 million ($0.9 million after tax).

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

Consolidated gross margin did, however, decrease from 33.3% in fiscal year 1996 to 27.6% in fiscal 1997. This principally reflected a major shift in product mix in the automotive segment. In fiscal year 1996, initiator sales represented 63% of total automotive segment sales, while they represented only 36% of total automotive segment sales in fiscal 1997. This shift was directly related to the Company's increased inflator sales. Initiators represent a more mature, higher-margin product line, whereas inflators were in the early production and start-up stages of the products' life cycles. The three new major product lines that moved from the start-up stage to the early production stage in fiscal 1997 were: 1) the driver side inflator, 2) the side-impact inflator, and 3) the second generation passenger side inflator. Initial mass-production of these inflators began late in the fourth quarter of fiscal 1997.

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

Research and development expenditures decreased $2.9 million to $1.5 million in fiscal year 1997, as compared to fiscal 1996. This was the result of the Company completing the development of its driver side, side-impact, and second generation passenger side inflators and shifting its resources to product launch.

Start-up costs of $10.6 million related to the product launches of the Company's new single-stage hybrid inflators were capitalized in fiscal 1997. These costs were amortized on a straight-line basis over a period not exceeding five years.

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

Also included in "Other Income" in fiscal 1997 is a $2 million royalty payment from Daicel Chemical Industries, Ltd. This was the third annual payment under a fifteen year agreement for the transfer of technology and manufacture of OEA's single-stage hybrid inflators for passenger, driver and side-impact automotive air bags for manufacture in Asia for the Asian market. Fiscal year 1996 "Other Income" included a $1 million payment under the same agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased $5.2 million during the year to $86.1 million at July 31, 1998 from $91.3 million at July 31, 1997. The Company made capital expenditures totaling $49.0 million in fiscal 1998, which were funded from bank borrowings and internally generated funds. On April 10, 1998, the Company entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. The Company's principal bank is acting as agent for this agreement. The interest rate (applicable margin plus federal funds or LIBOR) is progressive and based upon the Company's ratio of indebtedness to EBITDA. The margin will fluctuate up or down as determined by the above ratio. At July 31, 1998, the applicable interest rate was 6.6%. The agreement contains certain financial covenants including tangible net worth, indebtedness to EBITDA, indebtedness to total capitalization and minimum interest coverage. The Company has, from time to time, failed to meet individual financial covenants; however, it has successfully negotiated a temporary waiver or amendment to the agreement in each such instance. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). This credit facility expires on December 18, 2000, and provides for two twelve-month extensions to the termination date. At July 31, 1998, the Company had $124.0 million of long-term debt drawn down on this credit facility. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings and from internally generated funds.

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

The Company is utilizing both internal and external resources to modify, replace, and test its software for Year 2000 compliance. The Company plans to complete the Year 2000 project by July 1999. To date, the Company has incurred approximately $1.1 million related to the assessment of, and efforts in connection with, its Year 2000 project. Approximately 75% of which are capitalized costs related to the purchase and implementation of new computer software and hardware. The total remaining costs for this project are currently being assessed and are unknown at this time.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
OEA, Inc.

We have audited the accompanying consolidated balance sheets of OEA, Inc. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OEA, Inc. and subsidiaries at July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up activities.

                                       ERNST & YOUNG LLP

Denver, Colorado
September 21, 1998

                          OEA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   JULY 31
                                                                          1998                1997
                                                                        ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $    1,920          $    4,138
   Accounts receivable                                                      43,998              45,099
   Unbilled costs and accrued earnings                                       3,190               4,062
   Inventories                                                              54,567              70,406
   Income taxes receivable                                                  12,040               2,568
   Prepaid expenses and other                                                1,665               1,046
   Deferred income taxes                                                       198                  --
                                                                        ------------------------------
Total current assets                                                       117,578             127,319

Property, plant, and equipment:
   Land and improvements                                                     3,474               2,651
   Buildings and improvements                                               64,827              52,449
   Machinery and equipment                                                 194,506             174,279
   Furniture and fixtures                                                    9,604               9,166
                                                                        ------------------------------
                                                                           272,411             238,545
   Accumulated depreciation and amortization                                67,761              54,651
                                                                        ------------------------------
                                                                           204,650             183,894

Long-term receivable                                                         3,000               3,000
Investment in foreign joint venture                                          2,323               2,323
Deferred charges, net of accumulated amortization of
   $722 at July 31, 1997                                                        --              13,527
Other assets                                                                 1,208               1,493


                                                                        ------------------------------
Total assets                                                              $328,759            $331,556
                                                                        ------------------------------
                                                                        ------------------------------

                                                                                   JULY 31
                                                                          1998                1997
                                                                        ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  22,457           $  27,043
   Accrued expenses:
     Salaries and wages                                                      2,598               2,703
     Profit sharing and pension contributions                                2,109               2,143
     Interest payable                                                        2,368               1,431
     Other                                                                   1,929               1,405
   Deferred income taxes                                                        --               1,306
                                                                        ------------------------------
Total current liabilities                                                   31,461              36,031

Long-term bank borrowings                                                  124,000              93,200
Deferred income taxes                                                       10,821              14,562
Other                                                                          971                 985

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.10 par value:
     Authorized shares--50,000,000
     Issued and outstanding shares--22,019,700                               2,202               2,202
   Additional paid-in capital                                               13,201              12,956
   Retained earnings                                                       150,440             176,547
   Equity adjustment from translation                                       (2,195)             (2,763)
   Treasury stock, 1,424,943 and 1,467,531 shares
     in 1998 and 1997, respectively, at cost                                (2,142)             (2,164)
                                                                        ------------------------------
Total stockholders' equity                                                 161,506             186,778
                                                                        ------------------------------
Total liabilities and stockholders' equity                                $328,759            $331,556
                                                                        ------------------------------
                                                                        ------------------------------

SEE ACCOMPANYING NOTES.

                           OEA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED JULY 31
                                                          1998               1997              1996
                                                        ---------------------------------------------
Net sales                                               $245,375           $211,557          $152,810
Cost of sales                                            238,571            153,153           101,953
                                                        ---------------------------------------------
Gross profit                                               6,804             58,404            50,857

General and administrative expenses                       10,866              7,372             7,375
Research and development expenses                          1,526              1,473             4,416
                                                        ---------------------------------------------
Operating profit (loss)                                   (5,588)            49,559            39,066

Other income (expense):
   Interest income                                           317                248               685
   Interest expense                                       (6,479)              (102)              (72)
   Equity in earnings of foreign joint venture                --                302               573
   Gain on sale of foreign joint venture                      --              3,243                --
   Royalty income                                          2,222              2,255             1,299
   Loss on sale of property, plant, and
      equipment                                           (4,676)              (176)             (211)
   Other, net                                                273                (25)             (657)
                                                        ---------------------------------------------
                                                          (8,343)             5,745             1,617
                                                        ---------------------------------------------
Earnings (loss) before minority interest
   and income taxes                                      (13,931)            55,304            40,683
Minority interest in net loss of
   consolidated subsidiary                                    --                 --                25
                                                        ---------------------------------------------
Earnings (loss) before income taxes                      (13,931)            55,304            40,708
Income tax expense (benefit)                              (4,655)            19,863            15,165
                                                        ---------------------------------------------
Earnings (loss) before cumulative effect
   of change in accounting principle                      (9,276)            35,441            25,543
Cumulative effect of change in accounting
   principle, net of tax benefit of $5,965               (10,040)                --                --
                                                        ---------------------------------------------
Net earnings (loss)                                    $ (19,316)         $  35,441         $  25,543
                                                        ---------------------------------------------
                                                        ---------------------------------------------

                          OEA, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED JULY 31
                                                          1998               1997              1996
                                                        ---------------------------------------------
Basic net earnings (loss) per share:
   Net earnings (loss) per share before cumulative
     effect of change in accounting principle            $(0.45)             $1.73             $1.25
   Cumulative effect of change in accounting
     principle                                            (0.49)                --                --
                                                        ---------------------------------------------
   Net earnings (loss) per share                         $(0.94)             $1.73             $1.25
                                                        ---------------------------------------------
                                                        ---------------------------------------------

Diluted net earnings (loss) per share:
   Net earnings (loss) per share before cumulative
     effect of change in accounting principle            $(0.45)             $1.72             $1.24
   Cumulative effect of change in accounting
     principle                                            (0.49)                --                --
                                                        ---------------------------------------------
   Net earnings (loss) per share                         $(0.94)             $1.72             $1.24
                                                        ---------------------------------------------
                                                        ---------------------------------------------

Weighted average number of shares outstanding:

   Basic                                                   20,581            20,540            20,499
                                                        ---------------------------------------------
                                                        ---------------------------------------------
   Diluted                                                 20,581            20,606            20,545
                                                        ---------------------------------------------
                                                        ---------------------------------------------

SEE ACCOMPANYING NOTES.

                           OEA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   COMMON STOCK               TREASURY STOCK
                                            -------------------------------------------------------
                                                SHARES        AMOUNT        SHARES       AMOUNT
                                            -------------------------------------------------------
Balances at July 31, 1995                      22,019,700      $2,202       1,533,072     $(1,869)
   Purchase of common stock for
     treasury                                          --          --           9,254        (284)
   Issuance of treasury stock for
     options exercised                                 --          --         (37,070)         49
   Net earnings                                        --          --              --          --
   Cash dividends ($0.25 per share)                    --          --              --          --
   Translation adjustment                              --          --              --          --
                                            -------------------------------------------------------
Balances at July 31, 1996                      22,019,700       2,202       1,505,256      (2,104)
   Purchase of common stock for
     treasury                                          --          --           2,500        (117)
   Issuance of treasury stock for
     options exercised                                 --          --         (40,225)         57
   Net earnings                                        --          --              --          --
   Cash dividends ($0.30 per share)                    --          --              --          --
   Translation adjustment                              --          --              --          --
                                            -------------------------------------------------------
Balances at July 31, 1997                      22,019,700       2,202       1,467,531      (2,164)
   Purchase of common stock for
     treasury                                          --          --           1,162         (43)
   Issuance of treasury stock for
     options exercised                                 --          --         (43,750)         65
   Net loss                                            --          --              --          --
   Cash dividends ($0.33 per share)                    --          --              --          --
   Translation adjustment                              --          --              --          --
                                            -------------------------------------------------------
Balance at July 31, 1998                       22,019,700      $2,202       1,424,943     $(2,142)
                                            -------------------------------------------------------
                                            -------------------------------------------------------

                                                                                EQUITY
                                               ADDITIONAL                     ADJUSTMENT          TOTAL
                                                PAID-IN        RETAINED          FROM         STOCKHOLDERS'
                                                CAPITAL        EARNINGS       TRANSLATION         EQUITY
                                            ----------------------------------------------------------------
Balances at July 31, 1995                       $12,012       $126,849        $ 1,158           $140,352
   Purchase of common stock for
     treasury                                        --             --             --               (284)
   Issuance of treasury stock for
     options exercised                              455             --             --                504
   Net earnings                                      --         25,543             --             25,543
   Cash dividends ($0.25 per share)                  --         (5,124)            --             (5,124)
   Translation adjustment                            --             --           (543)              (543)
                                            ----------------------------------------------------------------
Balances at July 31, 1996                        12,467        147,268            615            160,448
   Purchase of common stock for
     treasury                                        --             --             --               (117)
   Issuance of treasury stock for
     options exercised                              489             --             --                546
   Net earnings                                      --         35,441             --             35,441
   Cash dividends ($0.30 per share)                  --         (6,162)            --             (6,162)
   Translation adjustment                            --             --         (3,378)            (3,378)
                                            ----------------------------------------------------------------
Balances at July 31, 1997                        12,956        176,547         (2,763)           186,778
   Purchase of common stock for
     treasury                                        --             --             --                (43)
   Issuance of treasury stock for
     options exercised                              245             --             --                310
   Net loss                                          --        (19,316)            --            (19,316)
   Cash dividends ($0.33 per share)                  --         (6,791)            --             (6,791)
   Translation adjustment                            --             --            568                568
                                            ----------------------------------------------------------------
Balance at July 31, 1998                        $13,201       $150,440        $(2,195)          $161,506
                                            ----------------------------------------------------------------
                                            ----------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                           OEA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED JULY 31
                                                                   1998               1997                1996
                                                                 ----------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                              $(19,316)           $35,441            $25,543
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
     Cumulative effect of change in accounting principle           10,040                 --                 --
     Undistributed earnings of foreign joint venture                   --               (302)              (572)
     Gain on sale of foreign joint venture                             --             (3,243)                --
     Depreciation and amortization                                 21,413             15,597             10,186
     Deferred income taxes                                            (72)             6,337              2,681
     Minority interest in net loss of consolidated subsidiary          --                 --                (25)
     Decrease in deferred compensation                                 --               (177)                --
     Loss on sale of property, plant, and equipment                 4,676                176                211
     Changes in operating assets and liabilities:
       Accounts receivable                                          1,305            (16,127)            (6,164)
       Unbilled costs and accrued earnings                            873              2,783             (2,871)
       Inventories                                                 15,901            (34,108)           (11,989)
       Prepaid expenses and other                                    (555)               (40)              (228)
       Accounts payable and accrued expenses                       (3,567)            17,323              7,075
       Income taxes                                                (8,689)            (1,735)             1,644
                                                                 ----------------------------------------------
Net cash provided by operating activities                          22,009             21,925             25,491

INVESTING ACTIVITIES
Capital expenditures                                              (48,985)           (87,197)           (45,500)
Cash proceeds from sale of joint venture                               --              4,624                 --
Reductions to investments in and advances to affiliates                --                 --             (1,324)
Proceeds from sale of property, plant, and equipment                  403                 --                 40
Decrease in cash value of life insurance                              297                 --                 46
Increase in deferred charges                                           --            (10,639)            (3,610)
Increase in other assets, net                                        (116)              (102)              (792)
                                                                 ----------------------------------------------
Net cash used in investing activities                             (48,401)           (93,314)           (51,140)

FINANCING ACTIVITIES
Purchase of common stock for treasury                                 (43)              (117)              (284)
Proceeds from issuance of treasury stock                              310                546                504
Increase in net bank borrowings                                    30,800             79,200             14,000
Payment of dividends                                               (6,791)            (6,162)            (5,124)
                                                                 ----------------------------------------------
Net cash provided by financing activities                          24,276             73,467              9,096
Effect of exchange rate changes on cash                              (102)              (500)              (229)
                                                                 ----------------------------------------------
Net increase (decrease) in cash and cash equivalents               (2,218)             1,578            (16,782)
Cash and cash equivalents at beginning of year                      4,138              2,560             19,342
                                                                 ----------------------------------------------
Cash and cash equivalents at end of year                        $   1,920           $  4,138          $   2,560
                                                                 ----------------------------------------------
                                                                 ----------------------------------------------

Supplemental information:
   Interest payments                                            $   7,620           $  2,348         $      220
   Income tax payments                                              3,843             15,017             11,645

SEE ACCOMPANYING NOTES.

                           OEA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1998



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

REVENUE RECOGNITION

Sales of products within the automotive segment are recognized as shipments are made. Sales of products within the nonautomotive segment are recognized as deliveries are made or when the products are completed and held on the Company's premises to meet specified contract delivery dates. Unbilled costs and accrued earnings are recorded as costs are incurred on nonautomotive contracts and relate to products anticipated to be delivered and billed within 12 months of the balance sheet date. Costs are based on the estimated average cost per unit.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories of raw materials and component parts are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs of work in process and finished goods are stated at average production costs consisting of materials, direct labor, and manufacturing overhead.

                           OEA, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, and major renewals and betterments are capitalized. Upon sale or retirement, the cost of the assets and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in operations.

Depreciation is computed on the straight-line, double-declining balance, and units-of-production methods at rates calculated to amortize the cost of the depreciable assets over the related useful lives. Plant and equipment lives are estimated as follows:

          Buildings and improvements              10-30 years
          Machinery and equipment                  5-10 years
          Furniture and fixtures                   5-10 years

Depreciation charged to costs and expenses was $21.3 million, $14.8 million, and $10.2 million in 1998, 1997, and 1996, respectively. Repairs and maintenance charged to costs and expenses was $8.2 million, $7.7 million, and $5.1 million in 1998, 1997, and 1996, respectively.

LONG-LIVED ASSETS

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

DEFERRED START-UP COSTS

During the initial phase of product introduction or development of significant new plant facilities for which prospective sales and cost recovery are based upon long-term commitments from customers, start-up costs were being deferred and amortized on a straight-line basis over periods not exceeding five years.

                           OEA, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires the Company to expense start-up, preopening and organizational expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 as of August 1, 1997 and has reported the initial application as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended July 31, 1998. The effect of the change in accounting principle was to increase the net loss reported for 1998 by approximately $10.0 million (net of tax of $6.0 million), or $0.49 per share.

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

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has chosen to continue to account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the options' exercise price.

                           OEA, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Effective in the second quarter of fiscal 1998, the Company adopted FASB Statement No. 128, EARNINGS PER SHARE, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. Net earnings per share amounts for all periods have been presented and restated to conform to the Statement No. 128 requirements. Per share information is based on the weighted average number of common shares outstanding.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash and cash equivalents, receivables, unbilled costs and accrued earnings, accounts payable, and bank borrowings. The Company believes all of the financial instruments' recorded values approximate current values.

RECENTLY ISSUED PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 will be effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 130 during the first quarter of fiscal year 1999, and does not expect the impact to be material.

                           OEA, INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Statement requires public companies to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. Under Statement No. 131, operating segments are to be determined based on how management measures performance and makes decisions about allocating resources. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Statement No. 131 will be effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 131 in its fiscal year 1999.

RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no impact on the reported results of operations.

2. INVENTORIES

Inventories are summarized as follows (in thousands):

                                                             JULY 31
                                                     1998                1997
                                                    ---------------------------
      Raw materials and component parts             $25,954             $39,786
      Work in process                                17,222              21,107
      Finished goods                                 11,391               9,513
                                                    ---------------------------
                                                    $54,567             $70,406
                                                    ---------------------------
                                                    ---------------------------

                           OEA, INC. AND SUBSIDIARIES

3. INVESTMENT IN FOREIGN JOINT VENTURES

On October 5, 1986, the Company signed a joint venture agreement with two French companies for the establishment of a company in France, Pyrospace S.A. ("Pyrospace"). Pyrospace was engaged in the design, development, and manufacture of propellant and explosive devices for European space programs, as well as aircraft and missiles. Effective December 31, 1996, Pyrospace was merged with another French aerospace company, Pyromeca S.A., creating a new entity, PyroAlliance S.A. The Company sold its original ownership share of Pyrospace (45%) to SNPE S.A. (owner of Pyromeca S.A.) for 25 million French francs (approximately $4.8 million) and a 10% ownership in PyroAlliance S.A. This transaction resulted in a gain to the Company of approximately $3.2 million, which is reflected in "Other Income" in the year ended July 31, 1997.

During October 1993, a joint venture agreement was signed between the Company (80% owner) and Pyrospace (20% owner) for the establishment of a company in France, Pyroindustrie S.A. Pyroindustrie is engaged in the manufacture of initiators for the European air bag market. In January 1996, the Company acquired the remaining 20% of Pyroindustrie, making Pyroindustrie a wholly owned subsidiary of the Company. Net assets of Pyroindustrie at July 31, 1998 and 1997 totaled $35.6 million and $21.4 million, respectively.

4. ROYALTY AGREEMENT

During 1995, the Company entered into a fifteen-year agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan ("Daicel"), for the transfer of technology and supply of the Company's single-stage hybrid inflators for passenger, driver and side-impact automotive air bags. Royalty payments totaling $2.0 million, $2.0 million, and $1.0 million have been received related to this agreement during 1998, 1997, and 1996, respectively.

                           OEA, INC. AND SUBSIDIARIES

5. BANK BORROWINGS

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. The Company's principal bank is acting as agent for this agreement. The interest rate, applicable margin plus federal funds or LIBOR, is progressive and based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") plus interest income. At July 31, 1998, the interest rate was approximately 6.6%. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base rate loan(s). The line of credit expires on December 18, 2000 and provides for two twelve-month extensions to the maturity date. At July 31, 1998, the total debt outstanding related to the line of credit facility was $124 million. All debt relating to this line of credit is classified as long term at July 31, 1998, since the expiration date for the line of credit is December 18, 2000 and none of the debt balance is either due or expected to be permanently repaid within the next twelve-month period.

Prior to the above discussed Amended and Restated Agreement, the Company entered into an unsecured, four-year $100 million Revolving Credit Agreement with a group of four banks on December 18, 1996. This agreement was amended on September 10, 1997 to increase the revolving credit facility to $130 million. The interest rate was .625% above the federal funds rate when total indebtedness was equal to or less than 30% of total capitalization and increased to .7% above the federal funds rate when total indebtedness exceeded 30% of total capitalization. Additionally, the Company paid annual fees equal to .125% of the banks' total commitment.

The above agreements contain certain financial covenants including tangible net worth, indebtedness to EBITDA, indebtedness to total capitalization and minimum interest coverage. The company has, from time to time, failed to meet a given financial covenant; however, it has successfully negotiated a temporary waiver or amendment to the agreement in each such instance.

Interest costs incurred during fiscal years 1998 and 1997 were $8.8 million and $3.6 million, including capitalized interest of $2.3 million and $3.5 million, respectively. The weighted average interest rate on bank borrowings during fiscal years 1998 and 1997 was 6.4% and 6.5%, respectively.

                           OEA, INC. AND SUBSIDIARIES

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

At July 31, 1998, the Company had commitments to purchase approximately $6 million of property, plant, and equipment.

7. PROFIT SHARING AND PENSION PLANS

The Company has noncontributory profit sharing and defined contribution pension plans covering all full-time employees. The Company is committed to contribute to the pension plans 5% of participants' eligible annual compensation as defined in the plan documents. Employer contributions to the profit sharing plans are discretionary, but are not to exceed 10% of eligible annual compensation. Combined contributions to these plans for the years ended July 31, 1998, 1997, and 1996 were $2.0 million, $2.2 million, and $1.4 million, respectively.

                           OEA, INC. AND SUBSIDIARIES

8. INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities as of July 31, 1998 and 1997 are as follows (in thousands):

                                                                          1998             1997
                                                                      ---------------------------
      Current deferred tax liabilities:
         Unbilled receivables                                         $     282           $   309
         Inventory valuation                                                 --               269
         Prepaid expenses                                                   152               272
         Deferred income on Daicel agreement                                387               376
         Other                                                              158               224
                                                                      ---------------------------
           Total current deferred tax liabilities                           979             1,450

      Long-term deferred tax liabilities:
         Plant and equipment                                              8,464             8,804
         Deferred income on Daicel agreement                                864               878
         Deferred charges                                                    --             5,174
         Capitalized interest expense                                     1,705                --
         Other                                                               73                --
                                                                      ---------------------------
           Total long-term deferred tax liabilities                      11,106            14,856
                                                                      ---------------------------
             Total deferred tax liabilities                              12,085            16,306

      Current deferred tax assets:
         Allowances                                                       1,151                --
         Other                                                               26               144
                                                                      ---------------------------
           Total current deferred tax assets                              1,177               144

      Long-term deferred tax asset:

         Deferred compensation                                              285               294
                                                                      ---------------------------
           Total deferred tax assets                                      1,462               438
                                                                      ---------------------------
             Net deferred tax liabilities                               $10,623           $15,868
                                                                      ---------------------------
                                                                      ---------------------------

Components of income tax expense (benefit) are as follows (in thousands):

                                         CURRENT         DEFERRED          TOTAL
                                        ------------------------------------------
      1998:
         Federal                        $ (4,266)        $     75         $ (4,191)
         State                              (355)            (109)            (464)
                                        ------------------------------------------
                                        $ (4,621)        $    (34)        $ (4,655)
                                        ------------------------------------------
                                        ------------------------------------------

      1997:
         Federal                         $11,491           $5,515          $17,006
         State                             2,035              822            2,857
                                        ------------------------------------------
                                         $13,526           $6,337          $19,863
                                        ------------------------------------------
                                        ------------------------------------------

      1996:
         Federal                         $10,840           $2,303          $13,143
         State                             1,644              378            2,022
                                        ------------------------------------------
                                         $12,484           $2,681          $15,165
                                        ------------------------------------------
                                        ------------------------------------------

Actual tax expense for 1998, 1997, and 1996 differs from "expected" tax expense for those years (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

                                                                   1998            1997           1996
                                                                 ---------------------------------------
      Computed "expected" tax expense (benefit)                  $(4,876)         $19,356        $14,248
      Increases (reductions) in taxes resulting from:
         State taxes, net of federal income
           tax benefit                                              (230)           1,877          1,315
         Sales to foreign customers                                 (194)            (494)            --
         Tax effect of joint venture operations                       --             (105)          (297)
         Income tax credits                                          (76)            (915)          (175)
         Other                                                       721              144             74
                                                                 ---------------------------------------
      Actual tax expense (benefit)                               $(4,655)         $19,863        $15,165
                                                                 ---------------------------------------
                                                                 ---------------------------------------

                           OEA, INC. AND SUBSIDIARIES

9. STOCK OPTIONS

The Company follows APB No. 25 and related interpretations in accounting for its employee stock options, and has adopted the disclosure-only option under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

The stockholders approved an Employees' Stock Option Plan (the "Employees' Plan") on January 13, 1995, and a Nonemployee Directors' Stock Option Plan (the "Directors' Plan") on January 12, 1996. These plans provide for stock options to be granted for a maximum of 600,000 shares of common stock under the Employees' Plan and a maximum of 50,000 shares of common stock under the Directors' Plan. Options may be granted to employees and nonemployee directors at prices not less than fair market value of the Company's common stock on the date of grant. Options granted under the Employees' Plan may be exercised at any time after the grant date and options issued under the Directors' Plan may be exercised after the first six months following the grant date. Employee and Director stock options have a ten-year life from the date of the grant, except that any options granted to a recipient who owns more than 10% of the total combined voting power of the stock of the Company have a five-year life from the date of the grant. Shares may be granted from either authorized, but unissued, common stock or issued shares reacquired and held as treasury stock.

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

                           OEA, INC. AND SUBSIDIARIES

9. STOCK OPTIONS (CONTINUED)

The following schedule shows the activity in each of these plans for the past three years:

                                      PREVIOUS
                                   EMPLOYEES' PLAN               EMPLOYEES' PLAN              DIRECTORS' PLAN
                               -----------------------       -----------------------       -----------------------
                               NUMBER OF     WEIGHTED        NUMBER OF     WEIGHTED        NUMBER OF     WEIGHTED
                                 SHARES      AVG PRICE         SHARES      AVG PRICE         SHARES      AVG PRICE
                               ---------     ---------       ---------     ---------       --------      ---------
Options outstanding at
  July 31, 1995                  175,695       $14.67              --      $     --               --     $    --
     Granted                          --           --          27,472         28.34            4,375       27.75
     Exercised                   (36,870)       13.65            (200)        28.34               --          --
     Forfeited                    (8,311)       26.30          (2,000)        28.34               --          --
                               ---------                     --------                       --------
Options outstanding at
  July 31, 1996                  130,514        14.21          25,272         28.34            4,375       27.75
     Granted                          --           --          25,800         38.34            4,375       45.13
     Exercised                   (36,950)       12.11          (3,275)        28.34               --          --
     Forfeited                    (1,836)       24.20          (2,293)        33.31               --          --
                               ---------                     --------                       --------
Options outstanding at
  July 31, 1997                   91,728        14.86          45,504         33.70            8,750       36.44
     Granted                          --           --         140,000         16.43            4,375       27.69
     Exercised                   (43,250)        6.95            (500)        19.00               --          --
     Forfeited                    (7,086)       28.69          (7,700)        35.05               --          --
                               ---------                     --------                       --------
Options outstanding at
  July 31, 1998                   41,392        20.99         177,304         19.93           13,125       33.52
                               ---------                     --------                       --------
                               ---------                     --------                       --------

The following schedule shows the exercise prices, the quantities, and the weighted average remaining contractual lives for all options outstanding and exercisable at July 31, 1998:

                                            WEIGHTED AVERAGE     NUMBER OF OPTIONS       WEIGHTED AVERAGE
                                             EXERCISE PRICE         OUTSTANDING       REMAINING LIFE (YEARS)
                                            ----------------     -----------------    ----------------------
Previous Employees' Plan
   $4.67                                         $  4.67                  4,844                 .3
  $19.00 - $30.00                                  23.15                 36,548                4.0
Employees' Plan
  $14.19 - $19.06                                  16.43                140,000                7.8
  $28.00 - $37.88                                  33.07                 37,304                9.9
Directors' Plan
  $27.69 - $45.13                                  33.52                 13,125                8.5

                           OEA, INC. AND SUBSIDIARIES

9. STOCK OPTIONS (CONTINUED)

If fair value accounting under Statement No. 123 had been adopted as of the beginning of fiscal year 1996, the pro forma effects on net earnings and earnings per share, as calculated using the Black-Scholes option-pricing model, would have been as follows:

                                                       1998                  1997                   1996
                                                  -------------         -------------          -------------
Estimated fair value per share of
  options granted to:
     Employees                                      $5.70-$7.70              $14.52                $11.09
     Directors                                       $11.07                  $17.40                $10.99

Effect on net earnings                             $(128,000)              $(434,000)             $(318,000)
Effect on basic and diluted
   earnings per share                                $(0.01)                 $(0.02)               $(0.02)

Assumptions:
   Annualized dividend yield                          0.70%                   0.70%                  0.72%
   Common stock price volatility                      39.0%                  35.40%                 35.80%
   Risk-free rate of return                       5.39%- 5.65%                5.87%                  6.52%
   Expected option term (years)                        5.0                     5.0                   5.0

10. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company operates primarily in two industry segments, automotive and nonautomotive. Financial information for each segment and major customers is summarized as follows (in thousands):

                                                                        1998
                                                 ------------------------------------------------
                                                 AUTOMOTIVE          NONAUTOMOTIVE         TOTAL
                                                 ------------------------------------------------
      Net sales                                   $195,891             $49,484           $245,375
      Operating profit (loss)                       (8,765)              3,177             (5,588)
      Identifiable assets                          276,063              52,696            328,759
      Depreciation and
        amortization expense                        20,167               1,246             21,413
      Capital expenditures                          47,577               1,408             48,985

                           OEA, INC. AND SUBSIDIARIES

10. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

                                                                         1997
                                                 ------------------------------------------------
                                                 AUTOMOTIVE          NONAUTOMOTIVE        TOTAL
                                                 ------------------------------------------------
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

                                                                         1996
                                                 ------------------------------------------------
                                                 AUTOMOTIVE          NONAUTOMOTIVE        TOTAL
                                                 ------------------------------------------------
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

The automotive segment includes the design, development and manufacture of propellant-actuated devices for use in automotive safety products. The products currently in production are inflators and electric initiators which are sold to automotive module and inflator manufacturers. The nonautomotive segment primarily includes the manufacture and sale of propellant and explosive-actuated devices for the U.S. government and prime contractors of the U.S. government and foreign governments, and the manufacture and sale of similar explosive-actuated devices for commercial aircraft. Customer payments of accounts receivable are reasonably prompt and collateral is not required.

                           OEA, INC. AND SUBSIDIARIES

10. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

Customers representing 10% or more of consolidated net sales are as follows:

                                                           1998              1997             1996
                                                         --------          --------         -------
      Takata Corporation                                    33%               24%               6%
      Daicel Chemical Industries                            12%                7%               3%
      Delphi Interior & Lighting                            15%               18%               2%
      Autoliv ASP, Inc. (formerly Morton
         International)                                      8%               17%              49%

Sales to foreign customers were 48%, 38%, and 23% of consolidated net sales for the years 1998, 1997 and 1996, respectively, and consisted primarily of sales to Asian automotive module and inflator manufacturers. The Company ships product to its Asian automotive customers' manufacturing operations located both in the United States and Asia.

Accounts receivable are summarized as follows (in thousands):

                                                1998               1997
                                              -------            -------
      Automotive                              $30,366            $30,416
      Nonautomotive                            13,632             14,683
                                              -------            -------
                                              $43,998            $45,099
                                              -------            -------
                                              -------            -------

                           OEA, INC. AND SUBSIDIARIES

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                   OCTOBER 31    JANUARY 31      APRIL 30      JULY 31
                                                  -----------    ----------      --------      -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
   1998

   Net sales                                         $57,335        $59,414       $63,592       $65,034
   Gross profit (loss)                                10,164          8,109       (12,908)        1,439
   Earnings (loss) before cumulative effect of
     change in accounting principle                    4,632          2,378       (14,925)       (1,361)
    Cumulative effect of change in accounting
     principle                                        10,040             --            --            --
   Net earnings (loss)                                (5,408)         2,378       (14,925)       (1,361)
   Earnings (loss) per  share before cumulative
     effect of change in accounting principle--
     basic and diluted                                 $0.23          $0.12        $(0.72)       $(0.08)
   Cumulative effect of change in accounting
     principle--basic and diluted                     $(0.49)            --            --            --
   Earnings (loss) per share--basic and diluted       $(0.26)         $0.12        $(0.72)       $(0.08)

   1997

   Net sales                                         $45,340        $51,486       $54,397       $60,334
   Gross profit                                       14,515         14,457        14,507        14,925
   Net earnings                                        7,105          7,804        10,094        10,438
   Earnings per share--basic                           $0.35          $0.38         $0.49         $0.51
   Earnings per share--diluted                         $0.34          $0.38         $0.49         $0.51

During the quarters ended July 31, 1998 and 1997, the Company recorded other income of $1.8 million net of tax, or $0.09 per share, related to royalty payments received under the technology transfer agreement with Daicel.

During the quarter ended April 30, 1998, the Company recorded one-time charges of $17.2 million net of tax, or ($0.84) per share, related to inventory adjustments, disposal of early production inflators, domestic initiator consolidation, settlement of a legal claim, inflator equipment obsolescence, and aerospace inventory obsolescence.

                           OEA, INC. AND SUBSIDIARIES

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

The Company adopted SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, as of August 1, 1997, which was accounted for as a cumulative effect of change in accounting principle.

During the quarter ended April 30, 1997, the Company recorded a gain of $2.0 million net of tax, or $0.10 per share, related to the sale of its original ownership share of Pyrospace.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1999 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1998.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1999 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1999 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, if any, will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 1999 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1998.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)      Documents filed as a part of this report:

         (1)      Financial Statements:
                  Report of Independent Auditors

                           Consolidated Balance Sheets - July 31, 1998 and 1997

                           Consolidated Statements of Operations
                           Years ended July 31, 1998, 1997, and 1996

                           Consolidated Statements of Stockholders' Equity Years ended July 31, 1998, 1997, and 1996

                           Consolidated Statements of Cash Flows
                           Years ended July 31, 1998, 1997, and 1996

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

         (3) Exhibits required to be filed by Item 601 of Regulation S-K and paragraph (c) of this Item 14:

                  Exhibit  3.1 -  Articles of Incorporation, as amended,
                                  (incorporated by reference)

                  Exhibit  3.2 -  By-laws, as amended (incorporated
                                  by reference).

                  Exhibit 10.1 -  Amended and Restated Revolving Credit
                                  Agreement, dated April 10, 1998
                                  (incorporated by reference from the
                                  Company's Form 10-Q for the period ended
                                  May 1, 1998).

                  Exhibit  10.2 - First Amendment to Amended and Restated
                                  Revolving Credit Agreement dated June 11,
                                  1998 (filed herewith).

                  Exhibit  10.3 - Retirement Agreement dated May 15, 1990
                                  between the Company and Charles B. Kafadar
                                  (incorporated by reference).

                  Exhibit  21 -   During fiscal year 1997, the Registrant was
                                  the parent company of each of the following
                                  described companies:

                                                                                 Percent of Outstanding
                                    Corporation                                   Stock Owned by Parent
                                    -----------                                  ----------------------
                    OEA AEROSPACE, Inc. a California corporation,                          100%
                    which owns 100% of Aerotest Operations, Inc.,a
                    California corporation
                    PYROINDUSTRIE S.A., a corporation in France                            100%

                   The above entities are included in the consolidated financial statements of the Registrant being submitted herewith.

                   Exhibit 27 -   Financial Data Schedule

(b)      Reports on Form 8-K during the quarter ended July 31, 1998.

         Form 8-K filed June 4, 1998.  Item 5 - Other Events--

         Cautionary statement for the purpose of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 27, 1998

                                         OEA, INC.
                                         Registrant


                                         By /s/ ROBERT J. SCHULTZ
                                            ------------------------------------
                                            Robert J. Schultz, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

DIRECTORS AND OFFICERS


/s/ ROBERT J. SCHULTZ                       /s/ CHARLES B. KAFADAR
------------------------------------        ------------------------------------
Robert J. Schultz, Chairman                 Charles B. Kafadar, CEO, Principal
                                            Executive Officer, and Director


/s/ GEORGE S. ANSELL                        /s/ J. ROBERT BURNETT
------------------------------------        ------------------------------------
George S. Ansell, Director                  J. Robert Burnett, Director


/s/ PHILIP E. JOHNSON                       /s/ LEWIS W. WATSON
------------------------------------        ------------------------------------
Philip E. Johnson, Director                 Lewis W. Watson, Director


/s/ J. THOMPSON MCCONATHY                   /s/ JEPSON S. FULLER
------------------------------------        ------------------------------------
J. Thompson McConathy, Vice President       Jepson S. Fuller, Controller
of Finance and Principal Financial Officer  (Principal Accounting Officer)