Form 10-Q/A
period 1998-01-30
OEA INC /DE/
filed 1998-10-30
CIK 73864

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q/A2

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

Explanatory Note

This Form 10-Q/A2 is being filed solely to correct line item descriptions in the Consolidated Condensed Statement of Cash Flows filed as part of Company's Form 10-Q/A on October 29, 1998.

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
Outstanding - Diluted                  ========   ========   ========  ========





                                OEA, INC.

       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                              (in thousands)


                                                          Six
                                                          Months
                                                           Ended
                                                  January         January
                                                    30,             31,
                                                   1998             1997
                                                  --------        ---------

Operating Activities:

  Net Earnings                                  $ (3,030)       $   14,910
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Undistributed earnings of foreign joint           ---               (301)
    venture
  Cumulative effect of a change in                 10,040             ---
    accounting principal
  Depreciation and amortization                    10,867            7,388
  Increase in deferred compensation payable           ---               61
  Loss on disposal of property, plant and               3              ---
    equipment
  Changes in operating assets and liabilities:
         Accounts receivable                      (3,758)          (3,012)
         Unbilled costs and accrued earnings        (127)            (617)
         Inventories                              (7,883)          (7,769)
         Prepaid expenses and other                 (598)               19
         Accounts payable and accrued             (7,339)          (6,378)
           expenses
         Income taxes payable                       2,985              930
                                                  --------        ---------

              Net cash provided by/(used in)        1,160            5,231
                operating activities


Investing activities:

  Capital expenditures                            (30,757)        (38,931)
  Proceeds from sale of property, plant, and          255              ---
    equipment
  Increase in deferred charges                        ---          (3,920)
  Increase in other assets, net                      (80)             (23)
                                                  --------        ---------

              Net cash used in investing          (30,582)        (42,874)
                activities


Financing activities:

  Purchases of common stock for treasury             (43)            (117)
  Proceeds from issuance of treasury stock            226              359
  Payment of dividends                             (6,791)          (6,162)
   Increase in borrowings, net                     34,800           44,000
                                                  --------       ---------


              Net cash provided by financing       28,192           38,080
                activities

              Effect of exchange rate               (161)            (179)
                changes on cash
                                                  --------        ---------

              Net increase/(decrease) in          (1,391)              258
                cash and cash equivalents

 Cash and cash equivalents at beginning of          4,138            2,560
   period
                                                  --------        ---------


 Cash and cash equivalents at end of period     $   2,747       $    2,818
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





                                                     OEA, INC.
                                                   (Registrant)





      October 29, 1998              /s/ J Thomas McConathy
      Date                          J. Thompson McConathy
                                    Vice President Finance
                                    (Principal Financial and Accounting Officer)




      October 29, 1998              /s/ Charles B Kafadar
      Date                          Charles B. Kafadar
                                    Chief Executive Officer
                                    (Principal Executive Officer)