Form 10-Q/A
period 1998-05-01
OEA INC /DE/
filed 1998-10-30
CIK 73864

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
Outstanding - Diluted                =========   ==========  ========= =========





                   OEA, INC.

   CONSOLIDATED CONDENSED STATEMENTS OF CASH
               FLOWS (Unaudited)
                (in thousands)


                                                    Nine Months Ended
                                                    May 1,      April
                                                                             30,
                                                                1998        1997
                                                   -------     -------

Operating Activities:

  Net Earnings                                   $ (17,955)  $ 25,004
  Adjustments to reconcile net earnings to net
       cash provided by operating activities:
  Undistributed earnings of foreign joint             ---        (301)
    venture
  Cumulative effect of a change in accounting       10,040       ---
    principal
  Gain on Sale of Foreign Joint Venture               ---      (3,243)
  Depreciation and amortization                     17,046     11,246
  Increase in deferred compensation payable           ---          92
  Loss on disposal of property, plant and            4,709       ---
    equipment
  Changes in operating assets and liabilities:
         Accounts receivable                          (469)    (7,018)
         Unbilled costs and accrued earnings          (127)       (53)
         Inventories                                 5,342    (16,884)
         Prepaid expenses and other                   (537)       791
         Accounts payable and accrued expenses      (3,661)      (652)
         Income taxes payable                       (8,749)     1,913
                                                   -------     -------

              Net cash provided by/(used in)         5,639     10,895
              operating activities


Investing activities:

  Capital expenditures                                ---       4,624
  Proceeds from sale of property, plant, and       (41,660)    (58,856)
  equipment
  Increase in deferred charges                        283         ---
  Increase in other assets, net                       ---      (7,428)
                                                      190         (6)
                                                   =======     =======

              Net cash used in investing           (41,187)    (61,666)
              activities


Financing activities:

  Purchases of common stock for treasury             (43)       (117)
  Proceeds from issuance of treasury stock            310         488
  Payment of Dividends                              (6,791)     (6,162)
  Increase in borrowings, net                       41,800      61,000
                                                   -------     -------

              Net cash provided by financing       35,276      55,209
              activities

              Effect of exchange rate changes       (584)       (574)
              on cash
                                                   -------     -------

              Net increase/(decrease) in cash       (856)       3,864
              and cash equivalents

 Cash and cash equivalents at beginning of          4,138       2,560
 period
                                                   -------     -------


 Cash and cash equivalents at end of period      $  3,282    $  6,424
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





                                             OEA, INC.
                                           (Registrant)





      October 29, 1998           /S/ J Thompson McConathy
      Date                       J. Thompson McConathy
                                 Vice President Finance
                                 (Principal Financial and Accounting Officer)




      October 29, 1998           /s/ Charles B Kafadar
      Date                       Charles B. Kafadar
                                 Chief Executive Officer
                                 (Principal Executive Officer)