Form 10-Q
period 1998-10-30
OEA INC /DE/
filed 1998-12-14
CIK 73864

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the Quarterly period ended October 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
    OF 1934

    For the transition period from                   to
                                   -----------------     -----------------

    Commission file number           1-6711
                           -----------------------------------------------

                                   OEA, INC.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                             36-2362379
-------------------------------            -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                       Number)

P. O. Box 100488, Denver, Colorado                                 80250
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (303) 693-1248
                                                   ---------------

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X    No
          ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              20,599,101 Shares of Common Stock at December 11, 1998.

                                        INDEX

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

     Consolidated Condensed Balance Sheets
          October 30, 1998 (unaudited)
          and July 31, 1998. . . . . . . . . . . . . . . . . . . . . . .  3

     Consolidated Condensed Statements of Operations (unaudited)
          Three Months Ended October 30, 1998
          and October 31, 1997 . . . . . . . . . . . . . . . . . . . . .  4

     Consolidated Condensed Statements of Cash Flows (unaudited)
          Three Months Ended October 30, 1998
          and October 31, 1997 . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Consolidated Condensed Financial Statements (unaudited). .  6

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .  8

  ITEM 3.   Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 12


PART II - OTHER INFORMATION

  ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  13

  ITEM 2.   Changes in Securities and Use of Proceeds . . . . . . . . .  13

  ITEM 3.   Defaults on Senior Securities . . . . . . . . . . . . . . .  13

  ITEM 4.   Submission of Matters to a Vote of Security Holders . . . .  13

  ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . .  13

  ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  13

                                    OEA, INC
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                            October 30,      July 31,
                                                                               1998            1998
                                                                           -------------   -----------
Current Assets:                                                             (Unaudited)
     Cash and Cash Equivalents                                             $      15,489   $      1,920

     Accounts Receivable, Net                                                     45,817         43,998
     Unbilled Costs and Accrued Earnings                                           3,834          3,190
     Income Taxes Receivable                                                       8,152         12,040

     Inventories:
          Raw Material and Component Parts                                        23,045         25,954
          Work-in-Process                                                         17,238         17,222
          Finished Goods                                                           8,470         11,391
                                                                           -------------   ------------
                                                                                  48,753         54,567
     Prepaid Expenses and Other                                                    1,348          1,863
                                                                           -------------   ------------
               Total Current Assets                                              123,393        117,578
                                                                           -------------   ------------

Property, Plant and Equipment                                                    281,244        272,411
     Less:  Accumulated Depreciation                                              73,835         67,761
                                                                           -------------   ------------
               Property, Plant and Equipment, Net                                207,409        204,650
Long-Term Receivable                                                               3,000          3,000
Investment in Foreign Joint Venture                                                2,323          2,323
Other Assets                                                                       1,207          1,208
                                                                           -------------   ------------
               Total Assets                                                $     337,332   $    328,759
                                                                           -------------   ------------
                                                                           -------------   ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                      $      23,161   $     22,457
     Interest Payable                                                              2,212          2,368
     Accrued Expenses                                                              5,729          6,636
     Federal and State Income Taxes                                                   --             --
                                                                           -------------   ------------
               Total Current Liabilities                                          31,102         31,461

Long-term Bank Borrowings                                                        135,000        124,000
Deferred Income Taxes                                                             10,821         10,821
Other                                                                                962            971
                                                                           -------------   ------------
               Total Liabilities                                                 177,885        167,253
                                                                           -------------   ------------

Stockholders' Equity:
     Common Stock - $.10 par value, Authorized 50,000,000 shares
          Issued - 22,019,700 shares                                               2,202          2,202
     Additional Paid-In Capital                                                   13,214         13,201
     Retained Earnings                                                           147,724        150,440
          Less:  Cost of Treasury Shares, 1,420,599 and 1,424,943                 (2,135)        (2,142)
     Equity Adjustment from Translation                                           (1,558)        (2,195)
                                                                           -------------   ------------
               Total Stockholders' Equity                                        159,447        161,506
                                                                           -------------   ------------
               Total Liabilities and Stockholder's Equity                  $     337,332   $    328,759
                                                                           -------------   ------------
                                                                           -------------   ------------

                                   OEA, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (in thousands except share data)


                                                                       Three Months Ended
                                                               October 30, 1998   October 31, 1997
                                                               ----------------   ----------------
Net Sales                                                        $      56,793    $     57,335
Cost of Sales                                                           55,284          47,171
                                                                 -------------    ------------
          Gross Profit                                                   1,509          10,164
General and Administrative Expenses                                      2,725           1,885
Research and Development Expenses                                        1,005             301
                                                                 -------------    ------------
          Operating Profit (Loss)                                       (2,221)          7,978

Other Income (Expense):
     Interest Income                                                        34             131
     Interest Expense                                                   (1,916)           (975)
     Other, Net                                                            113             154
                                                                 -------------    ------------
                                                                        (1,769)           (690)
                                                                 -------------    ------------
          Earnings (Loss) Before Income Taxes                           (3,990)          7,288
Federal and State Income Tax Expense                                    (1,274)          2,656
                                                                 -------------    ------------
          Net Earnings (Loss) Before Cumulative
            Effect of a Change in Accounting Principle           $      (2,716)   $      4,632
Cumulative Effect of a Change in Accounting Principle                       --         (10,040)
                                                                 -------------    ------------
          Net Loss                                               $      (2,716)   $     (5,408)
                                                                 -------------    ------------
          Earnings (Loss) per Share Before Cumulative
            Effect of a Change in Accounting Principle - Basic
            and Diluted                                          $       (0.13)   $       0.23

          Cumulative Effect of a Change in Accounting
            Principle - Basic and Diluted                                   --           (0.49)
                                                                 -------------    ------------
          Loss per Share - Basic and Diluted                     $       (0.13)   $      (0.26)
                                                                 -------------    ------------
                                                                 -------------    ------------

Weighted Average Number of Shares Outstanding:
          Basic                                                     20,595,964      20,557,178
                                                                 -------------    ------------
                                                                 -------------    ------------
          Diluted                                                   20,603,170      20,600,812
                                                                 -------------    ------------
                                                                 -------------    ------------

                                   OEA, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                       Three Months Ended
                                                                               October 30, 1998   October 31, 1997
                                                                               ----------------   ----------------
     Operating Activities:

          Net Loss                                                             $      (2,716)     $     (5,408)
          Adjustments to reconcile net earnings to net
             cash provided by operating activities
             Cumulative effect of a change in accounting principle                        --            10,040
             Depreciation and amortization                                             5,788             5,066
             Decrease in deferred compensation payable                                    (9)               --
             Gain (Loss) on disposal of property, plant and equipment                     (1)                2
             Changes in operating assets and liabilies
               Accounts receivable                                                    (1,505)           (1,099)
               Unbilled costs and accrued earnings                                      (644)              (47)
               Inventories                                                             5,960            (3,862)
               Prepaid expenses and other                                                518            (1,018)
               Accounts payable and accrued expenses                                  (1,015)          (11,266)
               Income taxes payable                                                    3,888             1,902
                                                                               -------------      ------------
                    Net cash provided by/(used in) operating activities               10,264            (5,690)


     Investing activities:
          Capital expenditures                                                        (6,613)          (20,587)
          Proceeds from sale of property, plant, and equipment                             3                --
          Increase in other assets, net                                                  (38)              (35)
                                                                               -------------      ------------
                    Net cash used in investing activities                             (6,648)          (20,622)


     Financing activities:

          Purchases of common stock for treasury                                          --               (43)
          Proceeds from issuance of treasury stock                                        20               105
          Increase in borrowings, net                                                 11,000            26,800
                                                                               -------------      ------------
                    Net cash provided by financing activities                         11,020            26,862
                    Effect of exchange rate changes on cash                           (1,067)             (134)
                                                                               -------------      ------------
                    Net increase in cash and cash equivalents                         13,569               416
     Cash and cash equivalents at beginning of period                                  1,920             4,138
                                                                               -------------      ------------
     Cash and cash equivalents at end of period                                $      15,489      $      4,554
                                                                               -------------      ------------
                                                                               -------------      ------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements furnished above reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results of operations for the three-month periods ended October 30, 1998 and October 31, 1997. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with the fiscal 1999 presentation. These reclassifications had no impact on the reported results of operations.

Refer to the Company's annual financial statements for the year ended July 31, 1998, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position. The details in those notes have not changed, except as a result of normal transactions in the interim.

NOTE 2 - START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement requires entities to expense costs of start-up activities as they are incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Statement of Position No. 98-5 is effective for fiscal years beginning after December 15, 1998. However, the Company elected to adopt Statement of Position 98-5 in the first quarter of fiscal 1998.

NOTE 3 - COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments or contributions by stockholders. Total comprehensive income for the first quarters of fiscal 1999 and fiscal 1998 were:

                                                   FY 1999        FY 1998
                                                  --------       --------
          Net Loss                                ($ 2,716)      ($ 5,408)
          Equity Adjustment from Translation           637            907
                                                  --------       --------
          Total Comprehensive Income              ($ 2,079)      ($ 4,501)
                                                  --------       --------
                                                  --------       --------

NOTE 4 - SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.
The Statement requires public companies to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. Under Statement No. 131, operating segments are to be determined based on how management measures performance and makes decisions about allocating resources. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 131 in the fourth quarter of the current fiscal year.

NOTE 5 - BANK BORROWINGS

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At the Company's request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million and to modify the financial debt covenants. The Company's principal bank is acting as agent for the banks under this agreement. At October 30, 1998, the Company had $135 million of long term debt drawn down on this credit facility. All outstanding debt at October 30, 1998 is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period. Please refer to Management's Discussion and Analysis -Liquidity and Capital Resources for further information regarding this credit facility.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements within the meaning of
Section 27E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, inflator prices, inflator and initiator demand, sales volume increases, the utilization rate of the Company's inflator manufacturing facility, the benefits of cost reduction programs and improved manufacturing processes, implementation of ERP systems, year 2000 compliance, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements under the caption "Forward-Looking Statements" in OEA's Annual Report on Form 10-K for the year ended July 31, 1998 and the Company's report on Form 8-K filed on June 4, 1998 for a description of various factors that might cause OEA's actual results to differ materially from those contemplated by such forward-looking statements.

A summary of the principal items included in the consolidated statements of earnings is shown below:

                                              Comparison of
                                           Three Months Ended
                           ---------------------------------------------------
                                 October 30, 1998       October 31, 1997
                              Dollars                  Dollars
                          (in thousands) % of Sales (in thousands)  % of Sales
                           ------------  ----------  ------------   ----------

Net Sales                      56,793      100.0%       57,335        100.0%

Cost Of Sales                  55,284       97.3%       47,171         82.3%
                             --------     ------      --------       ------
Gross Margin                    1,509        2.7%       10,164         17.7%

General and
Administrative Expenses         2,725        4.8%        1,885          3.3%


Research and
Development Expenses            1,005        1.8%          301          0.5%
                             --------     ------      --------       ------
Operating Profit (Loss)        (2,221)      (3.9%)       7,978         13.9%


Other Income (Expense)         (1,769)      (3.1%)        (690)        (1.2%)
                             --------     ------      --------       ------

Earnings (Loss) Before Tax     (3,990)      (7.0%)       7,288         12.7%


Income Tax Expense (Benefit)   (1,274)      (2.2%)       2,656          4.6%
                             --------     ------      --------       ------
Net Earnings (Loss)
Before Cumulative Effect of a
Change in Accounting
Principle                      (2,716)      (4.8%)       4,632          8.1%

Cumulative Effect of a
Change in Accounting
Principle                          --         --       (10,040)       (17.5%)
                             --------     ------      --------       ------
Net Earnings (Loss)            (2,716)      (4.8%)      (5,408)        (9.4%)
                             --------     ------      --------       ------
                             --------     ------      --------       ------

NET SALES

     Net sales decreased 1% to $56.8 million for the quarter ended October 30, 1998, as compared to the prior-year period, due to a shortfall in aerospace segment sales, partially offset by an increase in automotive segment sales.

     Automotive segment sales increased 3.2% ($1.4 million) to $46.4 million in the quarter, as compared to the prior-year period, driven by increased initiator sales. Inflator unit shipments increased 31% in the quarter to more than 1.6 million inflators, as compared to the prior-year first quarter, and unit shipments increased 15%, as compared to the fiscal 1998 fourth quarter. However, an industry-wide inflator price adjustment became effective August 1, 1998. The impact on the Company was a weighted average inflator price reduction of 23.5%, or $10 million for the quarter. The Company believes that this large reduction in inflator sales price was a market adjustment and is not representative of future price reductions.
     The effects of the price reduction, combined with a shift in inflator product mix, caused inflator sales to decrease by $.3 million, as compared to the prior-year period. Initiator unit shipments to outside customers increased 43% to 6.0 million initiators, as compared to the prior-year first quarter, and unit shipments increased 12%, as compared to the fiscal 1998 fourth quarter. This unit increase, partially offset by initiator price reductions and a shift in initiator product mix, resulted in an initiator sales increase of $1.7 million. The significant increases in both inflator and initiator unit sales reflects continued strong customer acceptance of the Company's automotive safety products and increased demand for air bags from both domestic and foreign automobile manufacturers. Inflator unit shipments are expected to continue to increase quarter over quarter throughout the year, with the majority of the increases taking place in the second half of the fiscal year.

     Aerospace segment sales decreased 16% ($2.0 million) to $10.4 million in the quarter, as compared to the prior-year period. This decrease is primarily due to the timing of shipments on the Delta program and is expected to be made up during the year.

COST OF SALES

     Cost of sales for the quarter ended October 30, 1998 was $55.3 million, as compared to $47.2 million for the prior-year period, primarily due to the increased volume in the automotive segment.

     Automotive segment cost of sales increased 24% ($9.0 million) to $46.2 million in the quarter, as compared to the prior-year period. This reflects the increased inflator and initiator volumes, partially offset by the early effects of the Company's cost reduction programs. As a percentage of sales, cost of sales increased from 83% in the fiscal 1998 first quarter to 99% in the current period. This increase reflects the inflator sales price reduction discussed in "Net Sales" above; and increased overhead and other costs associated with the Company's new inflator production facility, which was not fully operational in the prior-year period and is currently operating significantly below target utilization; partially offset by cost reductions achieved in the first quarter.

     Aerospace segment cost of sales decreased 8% ($.8 million) to $9.1 million in the quarter, as compared to the prior-year period. This reflects the decrease in aerospace sales, partially offset by increased engineering development costs.

GROSS MARGIN

     Gross margin for the quarter was $1.5 million (2.7% of net sales), as compared to $10.2 million (17.7% of net sales) for the prior-year period.

     Automotive segment gross margin for the quarter was $.3 million (.6% of net automotive sales), as compared to $7.8 million (17.3% of net automotive sales) for the prior-year period. This decrease in gross margin was primarily due to the inflator sales price reduction as discussed above. Eliminating the effects of the inflator price reduction, automotive gross margin would have been $10.3 million (18.3% of net
     automotive sales) for the first quarter of fiscal 1999.   Automotive
     gross margins are expected to improve in future quarters as the effects of the Company's cost reduction efforts continue to phase in and as sales volumes continue to increase throughout the year. The Company's new inflator production facility represents 10 million of its 15 million total annual inflator production capacity. This facility was running at a 23% utilization rate in the first quarter of fiscal 1999 and, as inflator volumes increase throughout the year, is expected to be running at a utilization rate of up to 60% by year end.

     Aerospace segment gross margin was $1.2 million (11.9% of net aerospace sales), as compared to $2.4 million (19.3% of net aerospace sales) for the prior-year period. This decrease in gross margin was primarily due to the decrease in aerospace sales and the increase in engineering development costs as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter ended October 30, 1998 were $2.7 million (4.8% of net sales), as compared to $1.9 million (3.3% of net sales) for the prior-year period. This increase was primarily due to the reclassification of certain expenses from manufacturing overhead, such as premium freight, and timing differences in recording expenses.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the quarter ended October 30, 1998 were $1.0 million, as compared to $.3 million for the prior-year period. This increased R&D effort reflects continued work on the Company's "smart" (dual-stage) inflators, micro gas generators for seat belt pretensioner systems, and other new products in early stages of development.

OPERATING PROFIT

     Operating profit (loss) for the quarter ended October 30, 1998 was ($2.2) million (-3.9% of net sales), as compared to $8.0 million (13.9% of net sales) for the prior-year period. This reduction was primarily due to the inflator price reduction, the timing of G&A expenses and increased R&D costs as discussed above.

OTHER INCOME (EXPENSE)

     Other expenses for the quarter ended October 30, 1998 were ($1.8) million, as compared to ($.7) million for the prior-year period. This is due to increased interest expense of $1.9 million in the current quarter, as compared to $1.0 million in the prior-year period. Interest costs have increased due to the Company's higher debt level of $135.0 million on October 30, 1998, as compared to $120.0 million on October 31, 1997. Additionally, the prior-year period included capitalized interest on major capital assets (i.e. production and test equipment) that were subsequently placed in service; therefore, the interest costs associated with these assets are no longer being capitalized.

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

     SOP 98-5 is effective for fiscal years beginning after December 15, 1998. However, the Company elected to adopt SOP 98-5 in its fiscal year 1998. Accordingly, the Company wrote off the net book value ($10.0 million) of its start-up and related costs included in the scope of SOP 98-5 as a one-time adjustment referred to as a Cumulative Effect of a Change in Accounting Principle in the first quarter of fiscal 1998.

NET EARNINGS

     Net earnings (loss) for the quarter ended October 30, 1998 was ($2.7) million, as compared to ($5.4) million for the prior-year period. Basic earnings (loss) per share for the quarter ended October 30, 1998 was ($.13), as compared to ($.26) for the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased during the quarter to $92.3 million from $86.1 at July 31, 1998, primarily due to an increase in cash, partially offset by a reduction in inventory. During the first quarter ended October 30, 1998, the Company made capital expenditures totaling approximately $6.6 million, which were funded from operations and bank borrowings. On April 10, 1998, the Company entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At the Company's request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million and to modify the financial debt covenants. The Company's principal bank is acting as agent for the banks under this agreement. The interest rate (applicable margin plus federal funds or LIBOR) is progressive and based upon the Company's ratio of indebtedness to EBITDA. The margin will fluctuate up or down as determined by the above ratio. At October 30, 1998, the interest rate was 6.35%. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). This credit facility expires on December 18, 2000, and provides for a twelve-month extension to the termination date at the Company's option. At October 30, 1998, the Company had $135.0 million of long-term debt drawn down on this credit facility. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings and from internally generated funds.

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

     Based on current assessments, the Company is progressing with its modification and replacement of significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Additionally, the Company has received written assurances from its major production suppliers, and will be requesting assurances from its major customers in the fiscal second quarter, regarding their Year 2000 compliance. The Company presently believes that with its modifications to existing software, conversions of new software, and supplier/customer assurances, the Year 2000 Issue will be mitigated. Although the Company has taken significant steps to address the Year 2000 issue, there can be no assurance that the failure of the Company and/or its major suppliers or customers to timely attain Year 2000 compliance will not materially reduce the Company's revenues or income, or that these failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect on the Company.

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

                                PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company sold 4,344 shares of unregistered common stock pursuant to the exercise of options by a key employee in the first quarter of fiscal 1999 as follows:


                  Date                      Number            Aggregate
                 of Sale                  Of Shares        Offering Price
                 -------                  ---------        --------------
                  10/06/98                    4,344        $       20,272

     Such sale was made pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1993.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Second Amendment to Amended and Restated Revolving Credit
                    Facility dated December 10, 1998.
               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K
               None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                OEA, INC.
                                   ----------------------------------
                                              (Registrant)



     December 11, 1998             ----------------------------------
     Date                          J. Thompson McConathy
                                   Vice President Finance
                                   (Principal Financial and Accounting Officer)


     December 11, 1998             ----------------------------------
     Date                          Charles B. Kafadar
                                   Chief Executive Officer
                                   (Principal Executive Officer)






14