Form 10-Q
period 1999-01-29
OEA INC /DE/
filed 1999-03-12
CIK 73864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended January 29, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                    to

Commission file number           1-6711

                                    OEA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      36-2362379
--------------------------------              --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 Number)

P. O. Box 100488, Denver, Colorado                           80250
----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (303) 693-1248

---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

              20,599,601 Shares of Common Stock at March 10, 1999.

                                      INDEX

                                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

               Consolidated Condensed Balance Sheets
                      January 29, 1999 (unaudited)
                      and July 31, 1998....................................................  4

               Consolidated Condensed Statements of Operations (unaudited)
                      Three Months and Six Months Ended January 29, 1999
                      and January 30, 1998.................................................  5

               Consolidated Condensed Statements of Cash Flows (unaudited)
                      Six Months Ended January 29, 1999
                      and January 30, 1998.................................................  6

               Notes to Consolidated Condensed Financial Statements (unaudited) ...........  7

        ITEM 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................  9

        ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk................ 15


PART II - OTHER INFORMATION

        ITEM 1.  Legal Proceedings........................................................  16

        ITEM 2.  Changes in Securities and Use of Proceeds................................  16

        ITEM 3.  Defaults on Senior Securities............................................  16

        ITEM 4.  Submission of Matters to a Vote of Security Holders......................  16

        ITEM 5.  Other Information........................................................  17

        ITEM 6.  Exhibits and Reports on Form 8-K.........................................  17

                                    OEA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                            January 29, 1999      July 31, 1998
                                                            ----------------      -------------
                                                              (Unaudited)
Current Assets:

   Cash and Cash Equivalents                                    $   2,976           $   1,920
   Accounts Receivable, Net                                        43,973              43,998
   Unbilled Costs and Accrued Earnings                              2,811               3,190
   Income Taxes Receivable                                          9,033              12,040
   Inventories
       Raw Material and Component Parts                            23,975              25,954
       Work-in-Process                                             21,509              17,222
       Finished Goods                                               2,852              11,391
                                                                ---------           ---------
                                                                   48,336              54,567
   Prepaid Expenses and Other                                       1,173               1,863
           Total Current Assets                                   108,302             117,578
Property, Plant and Equipment                                     284,298             272,411
   Less:  Accumulated Depreciation                                 79,469              67,761
                                                                ---------           ---------
              Property, Plant and Equipment, Net                  204,829             204,650
Long-Term Receivable                                                3,000               3,000
Investment in Foreign Joint Venture                                 2,323               2,323
Other Assets                                                        1,210               1,208
                                                                ---------           ---------
           Total Assets                                         $ 319,664           $ 328,759
                                                                ---------           ---------
                                                                ---------           ---------
                         LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                21,675              22,457
   Interest Payable                                                 2,201               2,368
   Accrued Expenses                                                 5,948               6,636
                                                                ---------           ---------
            Total Current Liabilities                              29,824              31,461
Long-term Bank Borrowings                                         121,000             124,000
Deferred Income Taxes                                              10,821              10,821
Other                                                                 958                 971
                                                                ---------           ---------
            Total Liabilities                                     162,603             167,253
Stockholders' Equity:
   Common Stock - $.10 par value,
   Authorized 50,000,000 shares:
        Issued - 22,019,700 Shares                                  2,202               2,202
   Additional Paid-In Capital                                      13,249              13,201
   Retained Earnings                                              145,023             150,440
       Less:  Cost of Treasury Shares,
       1,420,099 and 1,424,943                                     (2,134)             (2,142)
   Equity Adjustment from Translation                              (1,279)             (2,195)
                                                                ---------           ---------
            Total Stockholders' Equity                            157,061             161,506
                                                                ---------           ---------
            Total Liabilities and Stockholders' Equity          $ 319,664           $ 328,759
                                                                ---------           ---------
                                                                ---------           ---------

                                    OEA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                        (in thousands, except share data)

                                                         Three Months Ended                             Six Months Ended
                                                 January 29,            January 30,            January 29,            January 30,
                                                     1999                  1998                   1999                    1998
                                                ------------           ------------           ------------           ------------
Net Sales                                       $     59,434           $     59,414           $    116,227           $    116,749

Cost of Sales                                         56,563                 51,305                111,847                 98,476
                                                ------------           ------------           ------------           ------------

     Gross Profit                                      2,871                  8,109                  4,380                 18,273

General and Administrative Expenses                    3,113                  2,118                  5,837                  4,003

Research and Development Expenses                        735                    376                  1,741                    677
                                                ------------           ------------           ------------           ------------
     Operating Profit                                   (977)                 5,615                 (3,198)                13,593

Other Income (Expense):
   Interest Income                                       104                     69                    138                    200
   Interest Expense                                   (2,082)                (1,401)                (3,998)                (2,376)
   Royalty Income & Other, Net                         1,531                   (291)                 1,643                   (137)
                                                ------------           ------------           ------------           ------------
                                                        (447)                (1,623)                (2,217)                (2,313)
                                                ------------           ------------           ------------           ------------
     Earnings Before Income Taxes                     (1,424)                 3,992                 (5,415)                11,280

Federal and State Income Taxes                          (423)                 1,614                 (1,697)                 4,270
                                                ------------           ------------           ------------           ------------
     Net Earnings (Loss) Before
       Cumulative Effect of a Change
       In Accounting Principle                  $     (1,001)          $      2,378           $     (3,718)          $      7,010

Cumulative Effect of a Change
  in Accounting Principle                                ---                    ---                    ---                (10,040)
                                                ------------           ------------           ------------           ------------
     Net Earnings (Loss)                        $     (1,001)          $      2,378           $     (3,718)          $     (3,030)
                                                ------------           ------------           ------------           ------------
                                                ------------           ------------           ------------           ------------
     Earnings (Loss) Per Share Before
       Cumulative Effect of a Change in
       Accounting Principle -
       Basic and Diluted                        $      (0.05)          $       0.12           $      (0.18)          $       0.34

     Cumulative Effect of a Change in
       Accounting Principle -
       Basic and Diluted                        $        ---           $        ---           $        ---           $      (0.49)
                                                ------------           ------------           ------------           ------------
     Earnings (Loss) Per Share -
       Basic and Diluted                               (0.05)                  0.12                  (0.18)                 (0.15)
                                                ------------           ------------           ------------           ------------
                                                ------------           ------------           ------------           ------------
Weighted Average Number of
Shares Outstanding - Basic                        20,599,574             20,576,208             20,597,779             20,566,693
                                                ------------           ------------           ------------           ------------
                                                ------------           ------------           ------------           ------------
Weighted Average Number of
Shares Outstanding - Diluted                      20,850,302             20,610,612             20,753,654             20,596,784
                                                ------------           ------------           ------------           ------------
                                                ------------           ------------           ------------           ------------

                                    OEA, INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                 Six Months Ended
                                                                       January 29, 1999    January 30, 1998
                                                                       ----------------    ----------------
Operating Activities

     Net Loss                                                             $ (3,718)          $ (3,030)
     Adjustments to reconcile net earnings to net cash
        Provided by operating activities:
       Cumulative effect of a change in accounting principle                   ---             10,040
       Depreciation and Amortization                                        11,692             10,867
       Decrease in deferred compensation payable                               (13)               ---
       Gain (Loss) on disposal of property, plant, and equipment                (5)                 3
       Changes in operating assets and liabilities:
         Accounts Receivable                                                   165             (3,758)
         Unbilled costs and accrued earnings                                   379               (127)
         Inventories                                                         6,315             (7,883)
         Prepaid expenses and other                                            692               (598)
         Accounts Payable and accrued expenses                              (1,941)            (7,339)
         Income taxes payable                                                3,006              2,985
                                                                       ----------------    ----------------
           Net cash provided by operating activities                        16,572              1,160
Investing Activities:
     Capital expenditures                                                  (11,006)           (30,757)
     Proceeds from sale of property, plant, and equipment                        8                255
     Increase in other assets, net                                             (82)               (80)
                                                                       ----------------    ----------------
         Net cash used in investing activities                             (11,080)           (30,582)
Financing Activities:
     Purchases of common stock for treasury                                    ---                (43)
     Proceeds from issuance of treasury stock                                   22                226
     Capital contributions                                                      33                ---
     Payment of Dividends                                                   (1,699)            (6,791)
     Increase/(decrease) in borrowings, net                                 (3,000)            34,800
                                                                       ----------------    ----------------
         Net cash provided by/(used in) financing activities                (4,644)            28,192
         Effect of exchange rate changes on cash                               208               (161)
                                                                       ----------------    ----------------
         Net increase/(decrease) in cash and cash equivalents                1,056             (1,391)
Cash and cash equivalents at beginning of period                             1,920              4,138
                                                                       ----------------    ----------------
Cash and cash equivalents at end of period                                $  2,976           $  2,747
                                                                       ----------------    ----------------
                                                                       ----------------    ----------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements furnished above reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results of operations for the three and six month periods ended January 29, 1999 and January 30, 1998. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with the fiscal 1999 presentation. These reclassifications had no impact on the reported results of operations.

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

NOTE 3 - COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"). Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments or contributions by stockholders. Total comprehensive income (loss) for the first six months of fiscal 1999 and fiscal 1998 were:

                                                     FY 1999                FY 1998
                                                    ---------              ---------
         Net Loss                                   ($ 3,718)              ($ 3,030)
         Equity Adjustment from Translation              916                   (127)
                                                    ---------              ---------

         Total Comprehensive Income (Loss)          ($ 2,802)              ($ 3,157)
                                                    ---------              ---------
                                                    ---------              ---------

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

NOTE 5 - BANK BORROWINGS

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At the Company's request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million and to modify the financial debt covenants. The Company's principal bank is acting as agent for the banks under this agreement. At January 29, 1999, the Company had $121 million of long term debt drawn down on this credit facility. All outstanding debt at January 29, 1999 is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information regarding this credit facility.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

  OEA,Inc. is referred to herein as "OEA" or the "Company." This report contains certain forward-looking statements within the meaning of Section 27E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, inflator prices, inflator and initiator demand, sales volume increases, the utilization rate of the Company's inflator manufacturing facility, the benefits of cost reduction programs and improved manufacturing processes, implementation of ERP systems, year 2000 compliance, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements under the caption "Forward-Looking Statements" in OEA's Annual Report on Form 10-K for the year ended July 31, 1998 and the Company's report on Form 8-K filed on June 4, 1998 for a description of various factors that might cause OEA's actual results to differ materially from those contemplated by such forward-looking statements.

  A summary of the principal items included in the consolidated statements of earnings, on a percent of sales basis, is shown below:

                                                                  Comparison of
                                                                Three Months Ended
                                                                ------------------
                                              January 29, 1999                      January 30, 1998
                                              ----------------                      ----------------
                                         Dollars                               Dollars
                                      (in thousands)       % of Sales       (in thousands)      % of Sales
                                      --------------     --------------     --------------   --------------
Net Sales                               $ 59,434             100.0%         $ 59,414             100.0%
Cost of Sales                             56,563              95.2%           51,305              86.4%
                                      --------------     --------------     --------------   --------------
Gross Margin                               2,871               4.8%            8,109              13.6%
General and
Administrative Expenses                    3,113               5.2%            2,118               3.6%
Research and
Development Expenses                         735               1.2%              376                .6%
                                      --------------     --------------     --------------   --------------
Operating Profit (Loss)                     (977)             (1.6%)           5,615               9.5%
Other Income (Expense)                      (447)              (.8%)          (1,623)             (2.7%)
                                      --------------     --------------     --------------   --------------
Earnings (Loss) Before Tax                (1,424)             (2.4%)           3,992               6.7%
Income Tax Expense (Benefit)                (423)              (.7%)           1,614               2.7%
                                      --------------     --------------     --------------   --------------
Net Earnings (Loss) Before
Cumulative Effect of a Change
In Accounting Principle                   (1,001)             (1.7%)           2,378               4.0%
Cumulative Effect of a
Change in Accounting Principle               ---               ---               ---               ---
                                      --------------     --------------     --------------   --------------
Net Earnings (Loss)                     $ (1,001)             (1.7%)        $  2,378               4.0%
                                      --------------     --------------     --------------   --------------
                                      --------------     --------------     --------------   --------------

                                                                  Comparison of
                                                                 Six Months Ended
                                                                ------------------
                                              January 29, 1999                      January 30, 1998
                                              ----------------                      ----------------
                                         Dollars                               Dollars
                                      (in thousands)       % of Sales       (in thousands)      % of Sales
                                      --------------     --------------     --------------   --------------
Net Sales                               $ 116,227             100.0%         $ 116,749             100.0%
Cost of Sales                             111,847              96.2%            98,476              84.3%
                                      --------------     --------------     --------------   --------------
Gross Margin                                4,380               3.8%            18,273              15.7%
General and
Administrative Expenses                     5,837               5.0%             4,003               3.4%
Research and
Development Expenses                        1,741               1.5%               677                .6%
                                      --------------     --------------     --------------   --------------
Operating Profit (Loss)                    (3,198)             (2.8%)           13,593              11.6%
Other Income (Expense)                     (2,217)             (1.9%)           (2,313)             (2.0%)
                                      --------------     --------------     --------------   --------------
Earnings (Loss) Before Tax                 (5,415)             (4.7%)           11,280               9.7%
Income Tax Expense (Benefit)               (1,697)             (1.5%)            4,270               3.7%
                                      --------------     --------------     --------------   --------------
Net Earnings (Loss) Before
Cumulative Effect of a Change
In Accounting Principle                    (3,718)             (3.2%)            7,010               6.0%
Cumulative Effect of a
Change in Accounting Principle                ---               ---            (10,040)             (8.6%)
                                      --------------     --------------     --------------   --------------
Net Earnings (Loss)                     $  (3,718)             (3.2%)        $  (3,030)             (2.6%)
                                      --------------     --------------     --------------   --------------
                                      --------------     --------------     --------------   --------------


NET SALES

        Net sales were $59.4 million for both the quarter ended January 29, 1999 and the quarter ended January 30, 1998. Net sales for the six months ended January 29, 1999 were down by less than 0.5% to $116.2 million, as compared to the prior-year period, due to a reduction in aerospace sales, substantially offset by an increase in automotive sales.

        Automotive segment sales increased 1% ($.6 million) to $48.4 million in the second quarter and 2% ($2.1 million) to $94.9 million for the first half of fiscal 1999, as compared to the prior-year periods, driven by increased initiator sales. Inflator unit shipments increased 21% and 26%, respectively, in the second quarter and first half, as compared to the prior-year periods. Total inflator shipments exceeded 3.3 million units for the first half of fiscal 1999. However, an industry-wide inflator price adjustment became effective August 1, 1998. The impact on the Company was a weighted average inflator price reduction of 23% in the first half of the fiscal year, or $10 million each quarter. The Company believes that this large reduction in inflator sales price was a market adjustment and is not representative of future price reductions. The effects of the price reduction, combined with a shift in inflator product mix, caused inflator sales to decrease by $2.1 million and $2.4 million, respectively, for the quarter and six months ended January 29, 1999, as compared to the prior-year periods. Initiator unit shipments to outside customers increased 51% and 47%, respectively, in the second quarter and first half, as compared to the prior-year periods. Total initiator shipments exceeded 12.2 million units for the first half of fiscal 1999. This unit increase, partially offset by initiator price reductions and a shift in initiator product mix, resulted in an initiator sales increase of $2.7 million and $4.5 million, respectively, for the quarter and six months ended January 29, 1999, as compared to the prior-year periods. The significant increases in both inflator and initiator unit sales reflect continued strong customer acceptance of the Company's automotive safety products and increased demand for air bags from both domestic and foreign automobile manufacturers. Inflator unit shipments are expected to continue to increase quarter over quarter throughout the remainder the year.

        Aerospace segment sales decreased 5% ($.6 million) to $11.0 million in the second quarter and 11% ($2.6 million) to $21.4 million for the first half of fiscal 1999, as compared to the prior-year periods. These decreases were primarily due to a reduction in unbilled sales, a first quarter slowdown on the Delta program and the timing of foreign sales.

COST OF SALES

        Cost of sales for the second quarter ended January 29, 1999 was $56.6 million, as compared to $51.3 million for the same period last year. Cost of sales for the six months ended January 29, 1999 was $111.8 million, as compared to $98.5 million for the comparable period last year, primarily due to the increased volume in the automotive segment.

        Automotive segment cost of sales increased 13.6% ($5.7 million) to $47.5 million in the second quarter and increased 18.5% ($14.6 million) to $93.7 million in the first half of fiscal 1999, as compared to the prior-year periods. This reflects the 26% increase in inflator shipments and the 47% increase in initiator shipments, partially offset by the effects of the Company's cost reduction programs. As a percentage of sales, cost of sales increased from 87% and 85%, respectively, in the prior-year second quarter and first half to 98% and 99%, respectively, in the current-year periods. These increases reflect the inflator sales price reduction discussed in "Net Sales" above and increased costs associated with the Company's new inflator production facility, which was not fully operational for the entire prior-year period, but were partially offset by cost reductions achieved in the first half of fiscal 1999.

        The new inflator production facility represents 10 million of the Company's 15 million annual inflator capacity. This facility has been operating significantly below target utilization (23% utilization in the first quarter and 24% utilization in the second quarter) in fiscal 1999. Significant underutilization of inflator capacity puts tremendous pressure on the Company's cost structure and automotive margins. However, as inflator volumes increase in the third and fourth quarters of this year, the new facility's utilization rate is expected to increase significantly by the end of the fiscal year.

        The Company has undertaken a comprehensive automotive cost reduction program, which includes material cost reductions, productivity improvements and automation improvements. OEA has made significant progress in the first half of fiscal 1999. For example, the unit cost of a generation 1 passenger inflator in the second quarter of fiscal 1999 was 19% less than the fiscal 1998 average unit cost for the same inflator. The Company expects to phase in additional cost reductions throughout the second half of fiscal 1999 and thereafter. The Company has identified and requested customer approval for several design changes that are expected to reduce material and other costs and to improve productivity. Due to the nature of OEA's products, both our customers and the automobile manufacturers must perform significant qualification and validation testing before design changes can be approved. This process, including the allocation of significant resources, has taken longer than originally expected. However, we began to receive approvals late in the second quarter for the first series of design changes and now expect to have them substantially into production by the end of the third quarter of this fiscal year.

        Aerospace segment cost of sales decreased 4.7% ($.4 million) to $9.0 million in the second quarter and decreased 6.5% ($1.3 million) to $18.2 million in the first half of fiscal 1999, as compared to the prior-year periods. These decreases were primarily due to the reduced aerospace sales and an unfavorable shift in product mix.

GROSS MARGIN

        Gross margin for the second quarter ended January 29, 1999 was $2.9 million (4.8% of net sales), as compared to $8.1 million (13.6% of net sales) for the comparable period last year. Gross margin for the six months ended January 29, 1999 was $4.4 million (3.8% of net sales), as compared to $18.3 million (15.7% of net sales) for the comparable period last year, primarily due to lower automotive segment margins.

        Automotive segment gross margin was $.9 million (1.9% of net automotive sales) for the second quarter and $1.2 million (1.3% of net automotive sales) for the first half of fiscal 1999, as compared to $6.0 million (12.5% of net automotive sales) and $13.8 million (14.8% of net automotive sales), respectively, for the comparable prior-year periods. These decreases in gross margin were primarily due to the inflator sales price reduction discussed above. Eliminating the effects of the inflator price reduction, automotive gross margin would have been $10.9 million (18.7% of net automotive sales) for the second quarter and $21.2 million (18.5% of net automotive sales) for the first half of fiscal 1999. Automotive gross margins are expected to improve in future quarters as the Company's cost reduction efforts continue to phase in and as sales volumes continue to increase throughout the second half of the year.

        Aerospace segment gross margin was $2.0 million (17.8% of net aerospace sales) for the second quarter and $3.2 million (15.0% of net aerospace sales) for the first half of fiscal 1999, as compared to $2.1 million (18.2% of net aerospace sales) and $4.5 million (18.8% of net aerospace sales), respectively, for the prior-year periods. These decreases in gross margin were primarily due to the decrease in aerospace sales and the unfavorable shift in product mix.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the second quarter and first half ended January 29, 1999 were $3.1 million (5.2% of net sales) and $5.8 million (5.0% of net sales), respectively, as compared to $2.1 million (3.6% of net sales) and $4.0 million (3.4% of net sales), respectively, for the comparable prior-year periods. These increases were primarily due to the reclassification of certain expenses from manufacturing overhead, such as premium freight. General and administrative expenses were also impacted by costs associated with the expansion of the Company's sales and marketing department.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses for the second quarter and first half of fiscal 1999 were $.7 million and $1.7 million, respectively, as compared to $.4 million and $.7 million, respectively, for the comparable prior-year periods. This increased R&D effort reflects continued work on the Company's "smart" (dual-stage) inflators, curtain inflators, micro-gas generators for seat belt pretensioner systems, and other new products in early stages of development.

OPERATING PROFIT

        The Company recorded operating losses for the second quarter and first half of fiscal 1999 of $1.0 million (-1.6% of net sales) and $3.2 million (-2.8% of net sales), respectively. The Company had operating profits of $5.6 million (9.5% of net sales) and $13.6 million (11.6% of net sales) in the comparable prior-year periods. These reductions were primarily due to the inflator price reduction and the increased G&A and R&D costs discussed above.

OTHER INCOME (EXPENSE)

        The Company recorded other expenses for the second quarter and first half of fiscal 1999 of $.4 million and $2.2 million, respectively. The Company had other expenses of $1.6 million and $2.3 million in the comparable prior-year periods. Net interest expense for the second quarter and first half increased $.6 million and $1.7 million, respectively, over the prior-year periods primarily due to a reduction in capitalized interest. The increased interest costs were substantially offset by $1.5 million of fixed royalty income, which was recorded in the second quarter. Royalty income from the Company's Asian licensee, Daicel Chemical Industries, is earned throughout the year, with payment received annually in the fiscal fourth quarter. OEA began accruing this income on a quarterly basis effective in the fiscal 1999 second quarter to reflect quarterly earned income and to improve comparisons between quarters.

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

NET EARNINGS

        The Company recorded net losses for the second quarter and first half of fiscal 1999 of $1.0 million and $3.7 million, respectively. The Company had net earnings (losses) of $2.4 million and ($3.0) million in the comparable prior-year periods. Basic earnings (loss) per share for the second quarter and first half of fiscal 1999 were ($.05) and ($.18), respectively, as compared to $.12 and ($.15) in the comparable prior-year periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital decreased during the quarter to $78.5 million from $92.3 at October 30, 1998, primarily due to a reduction in cash and accounts receivable. During the first half of fiscal 1999, the Company made capital expenditures totaling approximately $11.0 million, which were funded from cash flow from operations and bank borrowings. On April 10, 1998, the Company entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At the Company's request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million and to modify the financial debt covenants. The Company's principal bank is acting as agent for the banks under this agreement. The interest rate (applicable margin plus federal funds or LIBOR) is progressive and based upon the Company's ratio of indebtedness to EBITDA. The margin will fluctuate up or down as determined by the above ratio. At January 29, 1999, the applicable interest rate was 7.04%. This credit facility expires on December 18, 2000, and provides for a twelve-month extension to the termination date at the Company's option. At January 29, 1999, the Company had $121.0 million of long-term debt outstanding under this credit facility. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through borrowings under the credit facility and from internally generated funds.

IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The problem is complicated and, in fact, consists of three different problems. Firstly, it has been common practice in computer programming to identify calendar dates only by the last two digits of the year and to assume that the first two digits are "19". As a result, automated systems may interpret "00" as 1900 instead of 2000, and do one of two things: shut down or make mistakes. Secondly, problems will arise from the fact that the year 2000 is an irregular leap year. If equipment is not programmed appropriately and the date February 29, 2000 does not exist in the software, software applications may malfunction. Finally, the codes "99" or "00", and "999" or "9999" could mean other things, like "error" or "miscellaneous". It can be concluded that computer problems may arise not only on January 1, 2000, but also before the turn of the century and afterwards. These problems could result in miscalculations or failures causing disruptions of operations, including, among other things, a temporary inability to maintain traceability, process transaction, send invoices, or engage in similar normal business activities.

        OEA recognizes that the Year 2000 problem is a serious issue for businesses, and is committed to making the transition to Year 2000 compliant systems. OEA has had a formal program in place to address and resolve potential issues associated with the Year 2000 problem since October 1997, and has devoted significant resources to identify and replace systems that could be affected by the Year 2000 problem. Our goal is to prevent the impairment of our critical business operations and computer processes we share with our suppliers and customers.

        OEA PRODUCTS
        Because OEA's products do not contain any embedded micro-chips or similar electronic components that are date sensitive, we do not believe that our products will require remediation to address the Year 2000 problem.

        INFORMATION SYSTEMS
        OEA has conducted an inventory of its critical computer systems and has determined that approximately 95% of such systems now operate with hardware, operating software and basic business applications software that has been certified by third party vendors as Year 2000 compliant. In addition, we have upgraded our human resources, payroll, accounting and fixed-asset tracking software to the latest versions of such software, each of which have been certified by the third-party vendor as Year 2000 compliant. We have also installed a Microsoft System Management Server that will allow us to audit our PC hardware and software and to allow for the rapid deployment of software updates and service packs that address any ancillary Year 2000 issues.

        The Company's largest Year 2000 project has been the replacement of our existing inventory control systems with Year 2000 certified inventory control, manufacturing and accounting systems for our automotive and aerospace operations. We have installed and are operating these systems and continue to test them for Year 2000 compliance.

        In addition, we have upgraded all of our telecommunications and environmental controls technology to systems that have been Year 2000 certified by a third party vendor.

        THIRD PARTY SUPPLIERS AND CUSTOMERS
        OEA's Year 2000 program also includes assessment of the business impact on the Company of the failure of third party suppliers and customers to provide needed products, services, information and payments. We are in the process of assessing the Year 2000 readiness of each of our suppliers who is deemed critical to our operations, as well as the Year 2000 status of our major customers. In addition, OEA and certain of its customers use Electronic Data Interchange (EDI) to effect business communications, including orders and shipping information. Our EDI system software has been upgraded to a system that has been certified by third party vendors as Year 2000 compliant.

        In addition to addressing the Year 2000 problem in these four areas, we expect to validate our remediation efforts with additional post-installation testing of certain of our critical computer systems. We also expect to respond to and initiate requests to test with various external agents, including certain of our suppliers and customers, after they ready their systems.

        CONTINGENCY PLAN
        Our current contingency planning efforts are focused on working to identify additional sources of supply for critical materials. During 1999, we will continue to assess whether we may experience additional Year 2000 issues beyond those already addressed. In addition, we will be assessing other business disruption risks and developing contingency plans to mitigate such risks. While still too early to identify a reasonably likely worst case scenario, (i.e. if a second or third tear supplier were unable to deliver product or if there were an interruption in a transportation system), we will be able to buffer these potential problems by increasing our raw materials and finished goods inventory levels during the third and fourth calendar quarters of 1999.

        COSTS TO ADDRESS YEAR 2000 ISSUES
        The cost of our Year 2000 remediation project is currently expected to be approximately $1.5 million. This cost projection does not include post-installation testing and contingency planning expected to occur in 1999, which could cost up to an additional $100,000. Additionally, it does not include any costs of business disruptions from supplier or customer non-performance, which cannot be quantified at this time.

        INDEPENDENT VALIDATION AND VERIFICATION
        On February 9, 1999, BBK, Ltd., at the request of General Motors, performed a Year 2000 Readiness Assessment of OEA. The risk assessment score is based on a statistical model that uses several variables (acceptance testing, remediation, risk evaluation, planned completion of inventories, etc.). The assessor then gives a subjective score that results in a green (low risk), yellow (medium risk), or red (high risk) rating. Based on this assessment, OEA received a green (low risk of Y2K failure) rating from BBK.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None

                                PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           The Company sold 4,844 shares of unregistered common stock pursuant to the exercise of options by key employees in the first half of fiscal 1999 as follows:

                   Date                Number           Aggregate
                 Of Sale             of Shares       Offering Price
                ----------          -----------     ----------------
                 10/06/98              4,344            $ 20,272
                 11/04/98                500            $  2,333

           Such sales were made pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1993.


ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's annual shareholders' meeting held on January 14, 1999, nine directors were elected, the amendment to the OEA, Inc. Employee Stock Option Plan was adopted, and the OEA, Inc. Directors' Compensation Plan was adopted.



           The Amendment to the Employee Stock Option Plan increased the number of shares of Common Stock reserved for issuance from 600,000 shares to 1,350,000 shares. The Amendment also prohibits, without the further approval of the shareholders of the Company, the Board of Directors from authorizing the amendment of any outstanding Option to reduce the Option Price. A detailed description of the Amendment was included in and is incorporated by reference from the Registrant's definitive proxy statement, as amended, for its 1999 annual shareholders' meeting, which was filed with the Securities and Exchange Commission on December 15, 1998.



           The OEA, Inc. Directors' Compensation Plan is divided into two separate programs. The Compensation Choice Program allows each eligible director to make an annual choice to be paid Director's Compensation in cash, Common Stock, Stock Options, or a combination thereof. The second program, or the Deferred Compensation Program, allows for each eligible director to decide to defer some or all of his annual Director's Compensation for payment at a later date. A detailed description of the Directors' Compensation Plan was included in and is incorporated by reference from the Registrant's definitive proxy statement, as amended, for its 1999 annual shareholders' meeting, which was filed with the Securities and Exchange Commission on December 15, 1998.

                RESULTS OF SHAREHOLDERS' VOTING AT ANNUAL MEETING

                                                VOTES CAST
                                -----------------------------------------
                                                                                No Proxy      Total Shares
Directors Elected:                 For            Against       Withheld        Received       Outstanding
                                ------------   ------------   -----------      -----------     -----------
Robert J. Schultz, Chairman     18,363,126          ---           251,245        1,985,230      20,599,601

Charles B. Kafadar              18,394,085          ---           220,286        1,985,230      20,599,601

George S. Ansell                18,324,522          ---           289,849        1,985,230      20,599,601

Erwin H. Billig                 18,321,064          ---           293,307        1,985,230      20,599,601

James R. Burnett                18,392,652          ---           221,719        1,985,230      20,599,601

Richard L. Corbin               18,389,170          ---           225,201        1,985,230      20,599,601

Philip E. Johnson               18,395,689          ---           218,682        1,985,230      20,599,601

Donald E Miller                 18,381,853          ---           232,518        1,985,230      20,599,601

Lewis W. Watson                 18,345,629          ---           268,742        1,985,230      20,599,601


                                                                       Broker      No Proxy    Total Shares
                                For          Against     Withheld     Non-Votes    Received     Outstanding
                            ------------  ------------  -----------  -----------  -----------   -----------
OEA, Inc. Employee Stock
Option Plan Amendment         10,466,829    1,591,983     309,697     6,245,862     1,985,230    20,599,601

OEA, Inc. Directors'
Compensation Plan             11,222,504      988,381     157,624     6,245,862     1,985,230    20,599,601


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
          (a)   Exhibits

                27.1   Financial Data Schedule


          (b)   Reports on Form 8-K

                Form 8-K filed with the Securities and Exchange Commission on February 19, 1999.

                                         THIS PAGE
                                  INTENTIONALLY LEFT BLANK

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OEA, INC.
                                     ----------------------------
                                            (Registrant)





    March 12, 1999                   /s/ J. Thompson McConathy
-------------------------            ----------------------------
    Date                             J. Thompson McConathy
                                     Vice President Finance
                                     (Principal Financial Officer)




    March 12, 1999                   /s/ Charles B. Kafadar
-------------------------            ----------------------------
    Date                             Charles B. Kafadar
                                     Chief Executive Officer
                                     (Principal Executive Officer)