Form 10-Q
period 1999-04-30
OEA INC /DE/
filed 1999-06-14
CIK 73864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-Q
                                    ---------

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 1-6711

                                    OEA, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  36-2362379
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification Number)

            P. O. BOX 100488                                80250
            DENVER, COLORADO                              (Zip Code)
(Address of principal executive offices)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 693-1248

-----------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               20,602,248 Shares of Common Stock at June 8, 1999.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Consolidated Condensed Balance Sheets
                April 30, 1999 (unaudited) and July 31, 1998.............................    3

              Consolidated Condensed Statements of Operations (unaudited)
                Three Months and Nine Months Ended April 30, 1999
                and May 1, 1998..........................................................    4

              Consolidated Condensed Statements of Cash Flows (unaudited)
                Nine Months Ended April 30, 1999 and May 1, 1998.........................    5

              Notes to Consolidated Condensed Financial Statements (unaudited)...........    6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................    8

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.................   16

PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings..........................................................   17

     ITEM 2.  Changes in Securities and Use of Proceeds..................................   17

     ITEM 3.  Defaults on Senior Securities..............................................   17

     ITEM 4.  Submission of Matters to a Vote of Security Holders........................   17

     ITEM 5.  Other Information..........................................................   17

     ITEM 6.  Exhibits and Reports on Form 8-K...........................................   17


                                    OEA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                                        April 30, 1999        July 31, 1998
                                                                        --------------        -------------
                                                                        (Unaudited)
Current Assets:
   Cash and Cash Equivalents                                            $       3,949         $      1,920
   Accounts Receivable, Net                                                    41,477               43,998
   Unbilled Costs and Accrued Earnings                                          4,652                3,190
   Income Taxes Receivable                                                      2,621               12,040
   Inventories:
       Raw Material and Component Parts                                        23,726               25,954
       Work-in-Process                                                         16,348               17,222
       Finished Goods                                                           6,028               11,391
                                                                        -------------         ------------
           Total Inventory                                                     46,102               54,567
   Prepaid Expenses and Other                                                     850                1,863
                                                                        -------------         ------------
           Total Current Assets                                                99,651              117,578
                                                                        -------------         ------------
Property, Plant and Equipment                                                 284,644              272,411
   Less:  Accumulated Depreciation                                             85,199               67,761
                                                                        -------------         ------------
              Property, Plant and Equipment, Net                              199,445              204,650
Long-term Receivable                                                            3,000                3,000
Investment in Foreign Joint Venture                                             2,323                2,323
Other Assets                                                                    1,211                1,208
                                                                        -------------         ------------
           Total Assets                                                 $     305,630         $    328,759
                                                                        -------------         ------------
                                                                        -------------         ------------
            LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                                                            25,408               22,457
   Interest Payable                                                             2,239                2,368
   Accrued Expenses                                                             6,387                6,636
                                                                        -------------         ------------
            Total Current Liabilities                                          34,034               31,461
Long-term Bank Borrowings                                                     105,000              124,000
Deferred Income Taxes                                                          10,820               10,821
Other                                                                             956                  971
                                                                        -------------         ------------
            Total Liabilities                                                 150,810              167,253
Stockholders' Equity:
   Common Stock - $.10 par value, Authorized 50,000,000 Shares:
        Issued - 22,019,700 Shares                                              2,202                2,202
   Additional Paid-In Capital                                                  13,329               13,201
   Retained Earnings                                                          145,347              150,440
       Less:  Cost of Treasury Shares,
       1,410,259 and 1,424,943                                                (2,120)              (2,142)
   Equity Adjustment from Translation                                         (3,938)              (2,195)
                                                                        -------------         ------------
            Total Stockholders' Equity                                        154,820              161,506
                                                                        -------------         ------------
            Total Liabilities and Stockholders' Equity                  $     305,630         $    328,759
                                                                        -------------         ------------
                                                                        -------------         ------------

                                    OEA, INC.

           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                        (in thousands, except share data)

                                            Three Months Ended             Nine Months Ended
                                         April 30,        May 1,        April 30,         May 1,
                                           1999            1998           1999             1998
                                       -----------     -----------     -----------     -----------
Net Sales                              $    66,700     $    63,592     $   182,927     $   180,341
Cost of Sales                               60,731          76,500         172,578         174,976
                                       -----------     -----------     -----------     -----------
      Gross Profit (Loss)                    5,969         (12,908)         10,349           5,365
General and
  Administrative Expenses                    3,860           4,236           9,698           8,239
Research and
  Development Expenses                         834             274           2,574             951
                                       -----------     -----------     -----------     -----------
      Operating Profit (Loss)                1,275         (17,418)         (1,923)         (3,825)
Other Income (Expense):
   Interest Income                              11              73             149             273
   Interest Expense                         (2,034)         (1,749)         (6,032)         (4,125)
   Royalty Income & Other, Net               1,023          (4,107)          2,666          (4,243)
                                       -----------     -----------     -----------     -----------
                                            (1,000)         (5,783)         (3,217)         (8,095)
                                       -----------     -----------     -----------     -----------
      Earnings (Loss) Before
       Income Tax Benefit                      275         (23,201)         (5,140)        (11,920)
Federal and State
  Income Tax Benefit                           (49)         (8,276)         (1,746)         (4,005)
                                       -----------     -----------     -----------     -----------
      Net Earnings (Loss) Before
       Cumulative Effect of a
       Change In Accounting
       Principle                       $       324     $   (14,925)    $    (3,394)    $    (7,915)
Cumulative Effect of a Change in
 Accounting Principle                           --              --              --         (10,040)
                                       -----------     -----------     -----------     -----------
      Net Earnings (Loss)              $       324     $   (14,925)    $    (3,394)    $   (17,955)
                                       -----------     -----------     -----------     -----------
                                       -----------     -----------     -----------     -----------
      Earnings (Loss) Per Share
         Before Cumulative Effect of
         a Change in Accounting
         Principle - Basic & Diluted   $      0.02     $     (0.72)    $     (0.16)    $     (0.38)
      Cumulative Effect of a Change
         in Accounting Principle -
         Basic & Diluted               $        --     $        --     $        --     $     (0.49)
                                       -----------     -----------     -----------     -----------
      Earnings (Loss) Per Share -
         Basic & Diluted                      0.02           (0.72)          (0.16)          (0.87)
                                       -----------     -----------     -----------     -----------
                                       -----------     -----------     -----------     -----------
Weighted Average Number of Shares
Outstanding - Basic                     20,603,020      20,593,570      20,599,532      20,575,583
                                       -----------     -----------     -----------     -----------
                                       -----------     -----------     -----------     -----------
Weighted Average Number of Shares
Outstanding - Diluted                   20,916,034      20,602,500      20,823,906      20,588,775
                                       -----------     -----------     -----------     -----------
                                       -----------     -----------     -----------     -----------


                                    OEA, INC.

           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                 Nine Months Ended
                                                                          April 30, 1999      May 1, 1998
                                                                          --------------      -----------
Operating Activities

     Net Loss                                                             $    (3,394)        $ (17,955)
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       Cumulative effect of a change in accounting principle                       --            10,040
       Depreciation and Amortization                                           17,869            17,046
       Decrease in deferred compensation payable                                  (16)               --
       (Gain) loss on disposal of property, plant, and equipment                   (7)            4,709
       Changes in operating assets and liabilities:
         Accounts receivable                                                    1,415              (469)
         Unbilled costs and accrued earnings                                   (1,462)             (127)
         Inventories                                                            8,413             5,342
         Prepaid expenses and other                                             1,013              (537)
         Accounts payable and accrued expenses                                  2,606            (3,661)
         Income taxes payable                                                  10,369            (8,749)
                                                                          -----------         ---------
           Net cash provided by operating activities                           36,806             5,639

Investing Activities:

     Capital expenditures                                                     (13,820)          (41,660)
     Proceeds from sale of property, plant, and equipment                          10               283
     Decrease (increase) in other assets, net                                    (127)              190
                                                                          -----------         ---------
         Net cash used in investing activities                                (13,937)          (41,187)

Financing Activities:

     Purchases of common stock for treasury                                        --               (43)
     Proceeds from issuance of treasury stock                                     103               310
     Capital contributions                                                         47                --
     Payment of Dividends                                                      (1,699)           (6,791)
     Increase (decrease) in borrowings, net                                   (19,000)           41,800
                                                                          -----------         ---------
         Net cash provided by (used in) financing activities                  (20,549)           35,276
         Effect of exchange rate changes on cash                                 (291)             (584)
                                                                          -----------         ---------
         Net increase (decrease) in cash and cash equivalents                   2,029              (856)
Cash and cash equivalents at beginning of period                                1,920             4,138
                                                                          -----------         ---------
Cash and cash equivalents at end of period                                $     3,949         $   3,282
                                                                          -----------         ---------
                                                                          -----------         ---------


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements furnished above reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results of operations for the three and nine month periods ended April 30, 1999 and May 1, 1998. Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with the fiscal 1999 presentation. These reclassifications had no material impact on the reported results of operations.

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

NOTE 3 - COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments or contributions by stockholders. Total comprehensive income for the first nine months of fiscal 1999 and fiscal 1998 were:

                                                  FY 1999       FY 1998
                                                 --------      --------
Net Loss                                         ($ 3,394)     ($17,955)
Equity Adjustment from Translation                 (1,743)          238
                                                 --------      --------
Total Comprehensive Income                       ($ 5,137)     ($17,717)
                                                 --------      --------
                                                 --------      --------


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

NOTE 5 - BANK BORROWINGS

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At the Company's request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million and to modify the financial debt covenants. The Company's principal bank is acting as agent for the banks under this agreement. At April 30, 1999, the Company had $105 million of long term debt outstanding on this credit facility. All outstanding debt at April 30, 1999 is classified as long-term since no portion is either due or expected to be permanently repaid within the next twelve-month period. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information regarding this credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OEA,Inc. is referred to herein as "OEA" or the "Company." This report contains certain forward-looking statements within the meaning of Section 27E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, impairment inflator prices, inflator and initiator demand, sales volume increases, the utilization rate of the Company's inflator manufacturing facility, the timing and benefits of cost reduction programs and improved manufacturing processes, impairment of carrying value of assets, implementation of ERP systems, year 2000 compliance, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements under the caption "Forward-Looking Statements" in OEA's Annual Report on Form 10-K for the year ended July 31, 1998 and the Company's report on Form 8-K filed on June 4, 1998 for a description of various factors that might cause OEA's actual results to differ materially from those contemplated by such forward-looking statements.

A summary of the principal items included in the consolidated statements of earnings, on a percent of sales basis, is shown below:

                                                               Comparison of
                                                             Three Months Ended
                                       ----------------------------------------------------------------
                                              April 30, 1999                        May 1, 1998
                                       -----------------------------     ------------------------------
                                          Dollars                          Dollars
                                       (in thousands)     % of Sales     (in thousands)     % of Sales
                                       --------------     ----------     --------------     ----------
Net Sales                                 $ 66,700          100.0%         $  63,592           100.0%

Cost of Sales                               60,731           91.1%            76,500           120.3%
                                          --------          -----          ---------           -----
Gross Margin                                 5,969            8.9%           (12,908)          (20.3%)

General and
Administrative Expenses                      3,860            5.8%             4,236             6.7%

Research and
Development Expenses                           834            1.3%               274              .4%
                                          --------          -----          ---------           -----
Operating Profit (Loss)                      1,275            1.9%           (17,418)          (27.4%)

Other Expense, Net                          (1,000)          (1.5%)           (5,783)           (9.1%)
                                          --------          -----          ---------           -----
Earnings (Loss) Before Tax                     275             .4%           (23,201)          (36.5%)

Income Tax Benefit                             (49)           (.1%)           (8,276)          (13.0%)
                                          --------          -----          ---------           -----
Net Earnings (Loss) Before
  Cumulative Effect of a
  Change In Accounting
  Principle                                    324             .5%           (14,925)          (23.5%)

Cumulative Effect of a Change
  in Accounting Principle                       --              --                --              --
                                          --------          -----          ---------           -----
Net Earnings (Loss)                       $    324             .5%         $ (14,925)          (23.5%)
                                          --------          -----          ---------           -----
                                          --------          -----          ---------           -----


                                                               Comparison of
                                                             Nine Months Ended
                                       ----------------------------------------------------------------
                                              April 30, 1999                        May 1, 1998
                                       -----------------------------     ------------------------------
                                          Dollars                          Dollars
                                       (in thousands)     % of Sales     (in thousands)     % of Sales
                                       --------------     ----------     --------------     ----------
Net Sales                                 $182,927          100.0%         $ 180,341           100.0%

Cost of Sales                              172,578           94.3%           174,976            97.0%
                                          --------          -----          ---------           -----
Gross Margin                                10,349            5.7%             5,365             3.0%

General and
Administrative Expenses                      9,698            5.3%             8,239             4.6%

Research and
Development Expenses                         2,574            1.4%               951              .5%
                                          --------          -----          ---------           -----
Operating Loss                              (1,923)          (1.0%)           (3,825)           (2.1%)

Other Expense, Net                          (3,217)          (1.8%)           (8,095)           (4.5%)
                                          --------          -----          ---------           -----
Loss Before Tax Benefit                     (5,140)          (2.8%)          (11,920)           (6.6%)

Income Tax Benefit                          (1,746)           (.9%)           (4,005)           (2.2%)
                                          --------          -----          ---------           -----
Net Loss Before Cumulative
  Effect of a Change in
  Accounting Principle                      (3,394)          (1.9%)           (7,915)           (4.4%)

Cumulative Effect of a Change
  in Accounting Principle                       --             --            (10,040)           (5.6%)
                                          --------          -----          ---------           -----
Net Loss                                  $ (3,394)          (1.9%)        $ (17,955)          (10.0%)
                                          --------          -----          ---------           -----
                                          --------          -----          ---------           -----


NET SALES

    Net sales increased 5% to $66.7 million for the third quarter ended April 30, 1999, as compared to prior-year third quarter sales of $63.6 million. Net sales for the nine months ended April 30, 1999 were $182.9 million, as compared to $180.3 million for the prior-year period.

    Automotive segment sales increased 5% ($2.4 million) to $54.6 million in the third quarter and 3% ($4.5 million) to $149.5 million for the first nine months of fiscal 1999, as compared to the prior-year periods, driven primarily by increased initiator sales. Inflator unit shipments increased 41% and 31%, respectively, in the third quarter and first nine months, as compared to the prior-year periods. However, net inflator sales increased only 5% ($1.9 million) in the third quarter and decreased 0.5% ($0.5 million) for the first nine months, as compared to the prior-year periods, primarily due to an industry-wide inflator price adjustment that became effective August 1, 1998. The impact of this adjustment on the Company was a weighted average inflator price reduction of 23% for the first nine months of the fiscal year, or an aggregate reduction in net inflator sales of $32.5 million. The Company believes that this large reduction in inflator sales price was a market adjustment and is not indicative of future price reductions. Initiator unit shipments to outside customers increased 20% and 37%, respectively, in the third quarter and first nine months, as compared to the prior-year periods. The increased unit shipments, partially offset by initiator price reductions and a shift in initiator product mix, resulted in net initiator sales increases of 5% ($.6 million) and 15% ($5.2 million), respectively, for the third quarter and nine months ended April 30, 1999, as compared to the prior-year periods. Management believes that the significant increases in both inflator and initiator unit sales reflect continued strong customer acceptance of the Company's automotive safety products and increased demand for air bags from both domestic and foreign automobile manufacturers.

    Aerospace segment sales increased 6% ($.7 million) to $12.1 million in the third quarter, but decreased 5% ($1.9 million) to $33.4 million for the first nine months of fiscal 1999, as compared to the prior-year periods. The nine-month decrease was primarily due to a first quarter slowdown on the Delta program and the timing of foreign sales.

COST OF SALES

    Cost of sales for the third quarter ended April 30, 1999 was $60.7 million, as compared to $76.5 million for the same period last year. Cost of sales for the nine months ended April 30, 1999 was $172.6 million, as compared to $175.0 million for the comparable period last year.

    Automotive segment cost of sales decreased 22% ($14.7 million) to $50.9 million in the third quarter, as compared to the prior year, primarily due to the effect of last year's $19.0 million one-time charges (see " Fiscal 1998 One-time Charges" below), partially offset by increased costs associated with inflator and initiator shipments in the current period. Automotive cost of sales for the nine months ended April 30, 1999 were flat at $144.6 million, as compared to the prior-year period.

    The Company's new inflator production facility represents 10 million of the Company's 15 million unit annual inflator capacity. This facility has been operating significantly below target utilization (23% utilization in the first quarter; 24% utilization in the second quarter; and 34% utilization in the third quarter) in fiscal 1999. Although improvement was made in the third quarter, capacity underutilization continues to put pressure on the Company's cost structure and automotive margins. Inflator capacity utilization is expected to increase over time. However, the Company does not expect to reach target utilization levels until fiscal 2001.

    The Company has undertaken a comprehensive automotive cost reduction program, which includes material cost reductions, productivity improvements and automation improvements. OEA has made significant progress over the past nine months in the implementation of this program, resulting in its return to profitability in the current quarter. The Company expects to phase in additional cost reductions throughout the remainder of fiscal 1999 and into fiscal 2000. The Company has identified and requested customer approval for several design changes that are expected to reduce material and other costs and to improve productivity. Due to the nature of OEA's products, both our customers and the automobile manufacturers must perform significant qualification and validation testing before design changes can be approved. This process, including the allocation of significant resources, has taken longer than originally expected. However, we began to phase in the first series of cost-down design changes to production in the third quarter and expect to have more in place by the end of the fourth quarter of this fiscal year. Additionally, we continue to identify new design changes to our products that are expected to result in further cost reductions. These will be presented to our customers and the automobile manufacturers in fiscal 2000.

    Aerospace segment cost of sales decreased 9.4% ($1.0 million) to $9.9 million in the third quarter and decreased 7.6% ($2.3 million) to $28.0 million for the nine months ended April 30, 1999, as compared to the prior-year periods. These decreases were primarily due to the reduced aerospace sales and the impact of last year's $1.4 million inventory obsolescence charge (see "Fiscal 1998 One-time Charges" below), partially offset by an unfavorable shift in product mix.

GROSS MARGIN

    Gross margin for the third quarter ended April 30, 1999 was $6.0 million (8.9% of net sales), as compared to ($12.9) million (-20.3% of net sales) for the comparable period last year. Gross margin for the nine months ended April 30, 1999 was $10.3 million (5.7% of net sales), as compared to $5.4 million (3.0% of net sales) for the comparable period last year.

    Automotive segment gross margin was $3.8 million (6.9% of net automotive sales) for the third quarter and $4.9 million (3.3% of net automotive sales) for the first nine months of fiscal 1999, as compared to ($13.4) million (-25.7% of net automotive sales) and $.4 million (.3% of net automotive sales), respectively, for the comparable prior-year periods. Fiscal 1999 gross margins were significantly impacted by the inflator sales price reduction and delays in the implementation of cost-down design changes, as well as by initiator price reductions. Prior year gross margins were significantly impacted by $19.0 million in one-time charges (see "Fiscal 1998 One-time Charges" below). Improvements in automotive gross margins resulting from the Company's continued cost reduction efforts and expected improvements in inflator capacity utilization will be partially offset by scheduled fiscal year 2000 inflator price reductions of between 3% and 4%. Additionally, the Company is evaluating certain of its inflator facilities, including its European facility, to best respond to changing business conditions.

    Aerospace segment gross margin was $2.2 million (18.3% of net aerospace sales) for the third quarter and $5.4 million (16.2% of net aerospace sales) for the nine months ended April 30, 1999, as compared to $.5 million (4.4% of net aerospace sales) and $5.0 million (14.1% of net aerospace sales), respectively, for the prior-year periods. The current year increases in gross margin were primarily the result of last year's $1.4 million inventory obsolescence reserve (see "Fiscal 1998 One-time Charges" below), partially offset by the current year decrease in aerospace sales and an unfavorable shift in product mix.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the third quarter and nine months ended April 30, 1999 were $3.9 million (5.8% of net sales) and $9.7 million (5.3% of net sales), respectively, as compared to $4.2 million (6.7% of net sales) and $8.2 million (4.6% of net sales), respectively, for the comparable prior-year periods. Eliminating the effects of last year's one-time charges (see "Fiscal 1998 One-time Charges" below), last year's general and administrative expenses would have been $2.4 million (3.8% of net sales) and $6.4 million (3.5% of net sales), respectively. The current year increases were primarily due to the reclassification of certain expenses from manufacturing overhead (e.g. premium freight), executive recruiting and relocation costs, and costs associated with the expansion of the Company's sales and marketing department.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses for the third quarter and nine months ended April 30, 1999 were $.8 million (1.3% of net sales) and $2.6 million (1.4% of net sales), respectively, as compared to $.3 million (.4% of net sales) and $1.0 million (.5% of net sales), respectively, for the comparable prior-year periods. This increased R&D effort reflects continued work on the Company's "smart" (dual-stage) inflators, curtain inflators, micro-gas generators for seat belt pretensioner systems, and other new products in early stages of development. The Company believes its leading technology has been an important part of its success over the years and plans to continue to invest in research and development to maintain its technological leadership.

OPERATING PROFIT (LOSS)

    The Company recorded an operating profit of $1.3 million (1.9% of net sales) and an operating loss of $1.9 million (-1.0% of net sales) for the third quarter and nine months ended April 30, 1999, respectively. The Company had operating losses of $17.4 million (-27.4% of net sales) and $3.8 million (-2.1% of net sales) in the comparable prior-year periods. Eliminating the effects of last year's one-time charges (see "Fiscal 1998 One-time Charges" below), last year's operating profit would have been $4.8 million (7.6% of net sales) and $18.4 million (10.2% of net sales), respectively. Fiscal 1999 operating profit was affected by the inflator price reduction and the increased G&A and R&D costs discussed above.

OTHER INCOME (EXPENSE)

    The Company recorded other expenses for the third quarter and nine months ended April 30, 1999 of $1.0 million (1.5% of net sales) and $3.2 million (1.8% of net sales), respectively. The Company had other expenses of $5.8 million (9.1% of net sales) and $8.1 million (4.5% of net sales), respectively, in the comparable prior-year periods. Eliminating the effects of last year's one-time charges (see "Fiscal 1998 One-time Charges" below), last year's other expenses would have been $1.1 (1.7% of net sales) and $3.4 million (1.9% of net sales), respectively. Net interest expense for the third quarter and nine months ended April 30, 1999 increased $.3 million and $1.9 million, respectively, over the prior-year periods primarily due to a reduction in capitalized interest. The increased interest costs were offset by $.7 million and $2.2 million, respectively, of fixed royalty income recorded in the third quarter and first nine months of fiscal 1999. Royalty income from the Company's Asian licensee, Daicel Chemical Industries, is earned throughout the year, with payment received annually in the fiscal fourth quarter. OEA began accruing this income on a quarterly basis effective in fiscal 1999 to reflect quarterly earned income and to improve comparisons between quarters.

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

NET EARNINGS

    The Company recorded net earnings of $.3 million for the third quarter and a net loss of $3.4 million for the nine months ended April 30, 1999. The Company recorded net losses of $14.9 million and $18.0 million in the comparable prior-year periods. Eliminating the effects of last year's one-time charges (see "Fiscal 1998 One-time Charges" below) and change in accounting principle, last year's net earnings (loss) would have been $2.2 million (3.5% of net sales) and $9.2 million (5.1% of net sales), respectively. Basic earnings (loss) per share for the third quarter and nine months ended April 30, 1999 were $.02 and ($.16), respectively, as compared to ($.72) and ($.87) in the comparable prior-year periods. Eliminating the effects of last year's one-time charges and change in accounting principle, last year's basic earnings per share would have been $.11 and $.45, respectively. The current year earnings were significantly impacted by the inflator sales price reduction and the increased G&A and R&D costs discussed above.

REVIEW OF CARRYING VALUE OF ASSETS

    The Company is engaged in an in-depth review of the carrying value of its assets, particularly property, plant and equipment, and believes it may be necessary to reflect an impairment in the fourth quarter in connection with aspects of its domestic and international inflator production facilities. This review is in its early stages and it is impossible at this time to predict the extent of any impairment or timing of any write-downs, however, they may be material.

FISCAL 1998 ONE-TIME CHARGES

    The Company recognized one-time charges in the fiscal 1998 third quarter of $17.2 million, net of taxes, or $.84 per share. Explanations of the more significant charges for the quarter are detailed below.

    INVENTORY ADJUSTMENTS

    The Company booked inventory adjustments totaling $11.3 million ($7.3 million after tax) in the fiscal 1998 third quarter primarily related to the start-up of its new inflator production lines. These adjustments resulted from a combination of the rapid expansion of the inflator program, including significant additions in personnel, and system conversion issues associated with the implementation of a new, fully integrated Enterprise Resource Planning (ERP) System for the Company's automotive operations. The Company completely re-implemented the ERP system, bringing in consultants to review the system set-up and procedures, and to re-train all employees. Management believes that this problem is resolved; however, physical inventories are taken each quarter-end to ensure the system's accuracy.

    DISPOSAL OF INFLATORS

    The Company disposed of early production inflators from its new facility for a total cost of $3.9 million ($2.5 million after tax) in the quarter, which included both production and disposal costs. This resulted from a very unusual quality issue that affected one in ten thousand units. However, due to the unusual nature of the problem, the actual units affected could not be identified. The Company's automotive products are propellant-actuated, life-saving devices and only the highest level of quality is acceptable. Therefore, all potentially affected units (approximately 130,000 inflators) were disposed of to ensure that they would not be installed in air bag modules or automobiles. Corrective action, which management believes will prevent any future occurrences, was implemented immediately and has been approved by the Company's customers. Normal production and customer shipments resumed in April 1998.

    DOMESTIC INITIATOR CONSOLIDATION

    The Company incurred costs totaling $5.1 million ($3.2 million after tax) in the quarter related to the consolidation of its domestic initiator production operations into its Utah facility. These costs consisted of $.5 million for equipment and personnel relocation and a $4.6 million charge for idled and/or obsolete equipment and inventory. This consolidation has generated significant annual cost savings, while maintaining the Company's domestic initiator capacity of 45 million units. Additionally, the Company's French facility has a capacity of 20 million units, which supplies the European market and serves as a back up to its domestic production.

    SETTLEMENT OF LEGAL CLAIM

    In consideration of new business and improving relations, the Company settled a lawsuit with a major initiator customer. This resulted in a charge of $2.5 million ($1.6 million after tax) for trade receivables and obsolete inventory. In return, its customer committed to significantly higher initiator purchases in fiscal 1999. This resolution was an important milestone toward improving the Company's relationship with this customer.

    INFLATOR EQUIPMENT OBSOLESCENCE

    The Company wrote off $1.9 million ($1.2 million after tax) of low-volume inflator production equipment. This equipment was originally purchased to support customers' requirements by bridging the gap between prototype production and high-volume production in the Company's new inflator production facility. As the Company's high-volume inflator production lines became more efficient, this low-volume production equipment became idled and obsolete.

    AEROSPACE INVENTORY OBSOLESCENCE

    As the Company's aerospace business shifted from traditional defense/government business to commercial business (satellites and satellite launch vehicles), a more stringent obsolescence approach became required. The new approach was adopted during the quarter and resulted in a charge of $1.4 million ($.9 million after tax).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital decreased during the quarter to $65.6 million from $78.5 at January 29, 1999. This resulted from reductions in income taxes receivable, accounts receivable and inventory, and an increase in accounts payable. During the nine months ended April 30, 1999, the Company made capital expenditures totaling approximately $13.8 million, which were funded from cash flow from operations and bank borrowings. On April 10, 1998, the Company entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At the Company's request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million and to modify the financial debt covenants. The Company's principal bank is acting as agent for the banks under this agreement. The interest rate (applicable spread plus federal funds or LIBOR) is progressive and based upon the Company's ratio of indebtedness to EBITDA. The spread will fluctuate up or down as determined by the above ratio. At April 30, 1999, the applicable interest rate was 7.16%. This credit facility expires on December 18, 2000, and provides for a twelve-month extension to the termination date at the Company's option. At April 30, 1999, the Company had $105.0 million of long-term debt outstanding under this credit facility. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through borrowings under the credit facility and from internally generated funds.

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

    CONTINGENCY PLAN

    Our current contingency planning efforts are focused on working to identify additional sources of supply for critical materials. During 1999, we will continue to assess whether we may experience additional Year 2000 issues beyond those already addressed. In addition, we will be assessing other business disruption risks and developing contingency plans to mitigate such risks. While still too early to identify a reasonably likely worst case scenario, (i.e. if a second or third tier supplier were unable to deliver product or if there were an interruption in a transportation system), we expect to be able to buffer these potential problems by increasing our raw materials and finished goods inventory levels during the third and fourth calendar quarters of 1999.

    COSTS TO ADDRESS YEAR 2000 ISSUES

    The total cost of our Year 2000 remediation project is currently expected to be approximately $1.5 million. This cost projection does not include post-installation testing and contingency planning expected to occur in 1999, which could cost up to an additional $100,000. Additionally, it does not include any costs of business disruptions from supplier or customer non-performance, which cannot be quantified at this time.

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

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company sold 4,844 shares of unregistered common stock pursuant to the exercise of options by key employees in the first half of fiscal 1999 as follows:

                       Date                     Number               Aggregate
                      Of Sale                 of Shares           Offering Price
                      -------                 ---------           --------------
                     10/06/98                   4,344                $ 20,272
                     11/04/98                     500                $  2,333


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


                                          OEA, INC.
                                   -------------------------
                                        (Registrant)


  June 11, 1999                    /s/ J. Thompson McConathy
-------------------                -------------------------
  Date                             J. Thompson McConathy
                                   Vice President Finance
                                   (Principal Financial and Accounting Officer)

  June 11, 1999                    /s/ Charles B. Kafadar
-------------------                -------------------------
  Date                             Charles B. Kafadar
                                   Chief Executive Officer
                                   (Principal Executive Officer)