Form 10-K
period 1999-07-31
OEA INC /DE/
filed 1999-10-20
CIK 73864

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________
                                   FORM 10-K
                               ________________

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    For the fiscal year ended July 31, 1999
                                              -------------

                                      OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the transition period from ________ to ________

                        Commission file number 1-6711.
                                               ------

                                   OEA, INC.
            (Exact name of registrant as specified in its charter)
                               ________________

             Delaware                                 36-2362379
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

           P. O. Box 100488
           Denver, Colorado                              80250
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (303) 693-1248
                                                          --------------

         Securities registered pursuant to Section 12 (b) of the Act:
                               ________________

 Common Stock, Par Value $0.10                 New York Stock Exchange
    (Title of each class)           (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                               ________________

                                     NONE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No _____.
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 15, 1999. Common Stock, $.10 par value - $144,284,147.

The number of shares outstanding of the issuer's classes of common stock as of October 15, 1999. Common Stock $.10 par value - 20,612,021.

Documents Incorporated By Reference

Portions of the proxy statement for the annual shareholders meeting to be held on or before January 11, 2000, are incorporated by reference into Part III. (A definitive proxy statement will be filed with the Commission within the prescribed period.)

================================================================================

                                    PART I

Item 1 - Business
-----------------

General Development of Business
-------------------------------

OEA, Inc. ("OEA" or "the Company") is a technology leader in the development and production of high-reliability, propellant-actuated safety devices for the automotive and aerospace industries. The foundation of our growth is our core knowledge (over 2,000 man-years of experience) in propellants, interior ballistics and related mechanical design. Founded in 1957, our first three decades of growth came from developing and producing the aerospace industry's largest selection of propellant-actuated devices for (1) military aircraft escape systems, (2) satellites and satellite launch vehicles and (3) missiles. The growth over the last decade has come from adapting our proprietary aerospace technology to the automotive air bag market. We began producing air bag initiators in 1987 and have since shipped over 150 million initiators. In 1996, we added air bag inflators to our product mix. In our first full year of production, we sold 3 million inflators. By 1999, the annual volume had more than doubled to 7.6 million inflators. These inflators were the industry's first environmentally friendly production inflators, generating no smoke, dust or toxins.

We were organized as a Delaware corporation on October 1, 1969. Our predecessor, Ordnance Engineering Associates, Inc., an Illinois corporation, was organized on July 13, 1957, and was merged into OEA on December 3, 1969. Our corporate headquarters are located 20 miles southeast of Denver, Colorado, with additional manufacturing facilities located in Utah, California and France. Our automotive operations are carried out through our Automotive Safety Products Division. This division includes OEA Europe S.A.R.L. (previously Pyroindustrie S.A.), which was organized on July 16/th/, 1999. OEA's aerospace operations are carried out through its subsidiary OEA Aerospace, Inc.

Our principal executive offices are located at 34501 East Quincy Avenue, Denver, Colorado 80250 and our telephone number is (303) 693-1248.

Glossary of Terms
-----------------

Propellant (solid propellant): A chemical mixture that can be ignited to produce gas rapidly and controllably.

Air Bag Initiator: The air bag system's smallest propellant-actuated device, weighing about 5 grams and containing about 1/10 gram of propellant, which is ignited by an electrical signal (from the car's crash-sensing system) to activate the air bag inflator.

Propellant-Actuated Device: A device that operates by the ignition of propellant. OEA's air bag inflators, air bag initiators and aircraft escape system components are propellant-actuated devices.

Air Bag Inflator: The air bag system's largest propellant-actuated device, weighing between 200 and 1,500 grams. When activated by the initiator, the inflator produces gas to inflate the air bag.

Financial Information about Industry Segments
---------------------------------------------
(in thousands)


                                        FY 1999       FY 1998       FY 1997
                                      -----------   -----------   -----------
Sales to Unaffiliated Customers
-------------------------------

       Automotive                     $   203,963   $   195,891   $   168,869
       Aerospace                           44,842        49,484        42,688
                                      -----------   -----------   -----------
               Total                  $   248,805   $   245,375   $   211,557
                                      ===========   ===========   ===========

Inter-Segment Sales or Transfers
--------------------------------

       Automotive                     $         -   $         2   $        20
       Aerospace                               29           240           141
                                      -----------   -----------   -----------
               Total                  $        29   $       242   $       161
                                      ===========   ===========   ===========

Operating Profit
----------------

       Automotive                     $    (3,549)  $    (8,765)  $    45,522
       Aerospace                            4,076         3,177         4,037
                                      -----------   -----------   -----------
               Total                  $       527   $    (5,588)  $    49,559
                                      ===========   ===========   ===========

Identifiable Assets
-------------------

       Automotive                     $   252,556   $   276,063   $   275,153
       Aerospace                           45,802        52,696        56,403
                                      -----------   -----------   -----------
               Total                  $   298,358   $   328,759   $   331,556
                                      ===========   ===========   ===========

Automotive Safety Products
--------------------------

Introduction to Automotive Safety Products

Our Automotive Safety Products Division was created to meet the growing demand for automotive air bags by taking advantage of technologies we developed in our aerospace business. We design, develop, test and manufacture propellant-actuated devices for use in automotive safety products, which are currently single-stage hybrid inflators (passenger, driver and side-impact) and electric initiators. These are sold to automotive module and inflator manufacturers, respectively, which, in turn, sell their products directly to automobile manufacturers. Our automotive segment accounted for approximately 82%, 80%, and 80% of consolidated net sales in fiscal 1999, 1998, and 1997, respectively, and is expected to continue to represent a similar percentage of our sales in the future.

In an air bag system, the initiator activates the inflator, which produces gas to inflate the bag. We have designed a low-cost hybrid inflator that uses a combination of compressed gas and a non-azide propellant. These hybrid inflators are favored over sodium-azide inflators because they are smokeless and nontoxic, using a propellant that is very insensitive under normal handling conditions. Management believes that the air bag industry is shifting away from sodium-azide inflators to non-azide alternatives such as OEA's hybrid inflators.

Growth through Technology

Our strategy is to strengthen our leadership position in the initiator market and to become a world leader in inflator manufacturing by taking advantage of advanced technology to produce a high quality product at the lowest possible cost. Management believes that by using our technology to continually drive reductions in core product costs, it will encourage air bag system manufacturers to utilize our capacity instead of reinvesting in costly expansions of their own inflator manufacturing facilities.

We have made a substantial capital investment in highly automated advanced technology equipment to produce inflators in our Denver facilities and to produce initiators in two manufacturing facilities located in Tremonton, Utah and Les Mureaux, France. Our new inflator production facility in Denver became fully operational late in fiscal 1998.

Additionally, we are utilizing leading-edge technology to develop advanced products in both traditional and non-traditional areas of automotive safety. We believe we have market leading technology initiatives in products such as advanced curtain inflators for side impact collisions; "smart" or dual-stage inflators, which vary air bag inflation for the characteristics and severity of the impact and position of the occupant; micro-gas generators for seat belt pretensioner systems, which tighten seat belts in a collision; and "smart" initiators, which have an embedded micro-chip/capacitor that will be required for advanced safety systems of the future. These new concepts in various stages of development reflect our demonstrated excellence in rapidly delivering new products to market. While the advanced curtain inflators and smart initiators are still in early stages of development, we have been awarded contracts for micro gas generators, which are already in production and for "smart" inflators, expected to begin production in late fiscal year 2000.

We continue to make significant expenditures through research and development to maintain technology leadership. The estimated amounts spent by the automotive segment during each of the last three fiscal years for customer-sponsored and Company-sponsored research and development activities were:

                                   Customer-          Company-
                                   Sponsored         Sponsored
                                   ---------         ----------
          Fiscal year 1999          $     --         $3,552,000
          Fiscal year 1998                --          1,373,000
          Fiscal year 1997           200,000          1,428,000

The demand for air bag components (both domestic and worldwide) is expected to grow over the next several years, with increased demand for frontal and side air bags and additional air bag products. We believe that our technology provides a distinct competitive advantage in this market environment.

Other Business and Industry Considerations

Customers providing more than 10% of our consolidated sales for the fiscal year ended July 31, 1999, were Takata Corporation with 30%, Delphi Interior & Lighting with 20% and Daicel Chemical Industries, Ltd. with 11%. The loss of any of these customers would have a materially adverse effect on the automotive segment of OEA's business. As Daicel transitions to internal manufacture of inflators and initiators their purchases will decline; however, this volume is expected to be replaced by increased sales to existing customers. In addition, we will earn royalty payments on Daicel's internally manufactured inflators and initiators, as explained in the following paragraphs.

There is no particular relationship with our customers other than that of supplier/customer, except for the following:

1. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of our automotive air bag initiators for the Asian market. This agreement provides for an exclusive license of such technology to Daicel for a term ending in 2007, for fixed royalties totaling $6 million (subject to possible increase if certain production volumes are achieved) and variable royalties at a rate of 5% of net sales, and

2. An agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan, for the transfer of technology and manufacture of our single-stage (i.e., not "smart") hybrid inflators for passenger, driver and side-impact automotive air bags for manufacture in Asia for the Asian market. The initial annual fixed royalty payment for this fifteen-year agreement was received in 1995. Total fixed royalties under this agreement to date were $11 million, and we anticipate receiving $7 million in future fixed royalties. We also receive variable royalties at a rate of 3.5% of net sales. Daicel began the manufacture of OEA's second-generation passenger inflator in August 1998, and we receive variable royalty payments on these units.

Auto manufacturers generally change designs every three to five years. We receive annual blanket purchase orders, but deliveries are specified by customers on weekly releases for deliveries over the next 10 to 12 weeks. Because this is the accepted practice in the automotive industry, the amount of backlog at any given time is not representative of annual sales.

We believe we are the larger of only two independent inflator manufacturers in the world not affiliated with, or owned by, an air bag module manufacturer. This independence gives us wide latitude to sell to all module manufacturers.

We are aware of five major inflator manufacturers in the world: OEA, Autoliv, TRW, Takata, and BAICO (owned by Atlantic Research Corporation). Autoliv and TRW are the largest inflator manufacturers in the airbag market and consume the majority of their inflators for use in their own airbag modules. Management believes that we have the leading technology and are the largest independent inflator manufacturer in the industry. In addition to supplying an increasing portion of Autoliv and TRW's inflator requirements, we believe we are in an excellent position to grow our business in the segment of the airbag module/system market that has either limited or no internal inflator capacity (approximately 50% of the overall market).

There are two major automotive initiator manufacturers in the United States: OEA and Special Devices, Inc. Additionally, there are four major automotive initiator manufacturers in Europe: OEA Europe (wholly owned by OEA), Davey Bickford Smith, Nouvelle Cartoucherie de Survilliers (owned by Autoliv), and Patvag. We are currently one of the world's leading producers of initiators for automotive air bags.

Other companies may enter the automotive inflator and initiator markets; however, substantial financial resources, development, and qualification time would be required to achieve design and product verification. Contracts are generally awarded based upon competitive price, product reliability and production capacity. We believe that the major automotive manufacturers, in an effort to encourage price competition, are providing increased business opportunities to smaller second tier suppliers, and that this will provide increased opportunity to more fully utilize our manufacturing capacity.

Raw materials we use include stamped and machined parts and commercially available propellants. We are not dependent upon any one source for purchased materials because alternate sources of supply are available in the marketplace.

Customer payments are due on a current basis and extended terms or collateral have not been required.

Our hybrid inflators and initiators are covered by several patents. Some of the patents have been issued and others are pending relating to technology used in these products.

Our business is not seasonal.

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or the competitive position of OEA, Inc. or its subsidiaries.

Together with our consolidated subsidiaries and divisions we employ approximately 1,300 people in our automotive segment.

Aerospace Products
------------------

Introduction to OEA Aerospace Products

OEA Aerospace designs, develops, and manufactures propellant and explosive-actuated devices used in (1) personnel escape systems in high-speed aircraft,
(2) separation and release devices for space vehicles and aircraft, (3) devices for control, separation, ejection, and jettison of missiles, and (4) flexible linear-shaped charges, mild detonating cord systems and other energy transfer systems. The principal customers for such products are the United States Government and major aircraft and aerospace companies. Other products and services include propellant-actuated valves, fluid control systems, and the largest neutron radiography inspection operation of its kind.

Business Considerations

Sales are made directly to the customer. The aerospace segment accounted for approximately 18%, 20% and 20% of our net sales for fiscal years 1999, 1998, and 1997, respectively, and is expected to continue to represent a similar percentage of its sales in the future.

Our aerospace segment customers are primarily in the defense and space fields under prime government contracts. The major portion of this business comes from subcontracts that are generally awarded to us on a fixed-price basis. Each new contract involves either the design or manufacture of a new product to meet a specific requirement, or a follow-on order for additional items previously manufactured under other contracts. Inasmuch as our aerospace business involves constant development and engineering of products required by our customers, it would be inappropriate to classify each new item as a new product.

Our aerospace products are produced in Fairfield, California. A smaller test facility is located in San Ramon, California.

Raw materials used by our aerospace segment include aluminum, inconel, monel, molybdenum, rubbers, copper, alloy and stainless steel, ceramics, silver, titanium alloys, certain commercially available and special-order propellants and explosives, elastomeric seals and epoxy-sealants. This segment is not dependent upon any one source for purchased materials because alternate sources of supply are available in the marketplace.

Our aerospace business is not dependent upon patented items, trademarks, franchises, concessions, or licenses thereunder.

Our aerospace business is not seasonal.

Products are manufactured to order and are shipped according to specified contract delivery dates.

Customer payments are reasonably prompt and extended terms or collateral have not been required.

We did not have a customer providing more than 10% of consolidated sales in the aerospace segment for the fiscal year 1999. Transactions with the United States Government are with several procurement agencies and/or prime contractors. Although the loss of all government contracts would have an adverse effect, the loss of any one agency or prime contract would not have a materially adverse impact on the Company.

There is no particular relationship between our aerospace segment and its customers other than that of supplier/customer.

The aerospace segment's funded backlog of orders as of July 31, 1999, was $30.3 million. We estimate that $4.4 million of our backlog will not be recorded as a sale within the fiscal year ending July 31, 2000.

The majority of our aerospace business with the United States Government is subject to termination of contracts for the convenience of the United States Government. Such termination, however, is an unusual occurrence. In addition, a significant portion of our aerospace sales for the current and prior years is subject to audit by the Defense Contract Audit Agency. Such audits may occur at any time up to three years after contract completion.

Other companies, both larger and smaller than us, also have capabilities and resources to design and develop similar items. We are aware of nine competitors in our aerospace field of propellant and explosive devices. No individual competitor dominates the field. We believe we are in a good competitive position in this segment.

On new development and qualification programs, contract awards are based upon technical and competitive price proposals. Subsequent production awards are both negotiated with the customer and subject to competitive bid.

The estimated amounts spent by the aerospace segment during each of the last three fiscal years for customer-sponsored and Company-sponsored research and development activities were:

                                   Customer-         Company-
                                   Sponsored         Sponsored
                                   ----------        ---------
          Fiscal year 1999         $1,326,000         $120,000
          Fiscal year 1998          2,100,000          153,000
          Fiscal year 1997          3,400,000           45,000

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment is not expected to materially affect capital expenditures, earnings, or competitive position of OEA or its subsidiaries.

Together with our subsidiaries and divisions, we employ approximately 400 people in our aerospace segment.

Financial Information about Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------
(in thousands)




Sales to Unaffiliated Customers                     FY 1999                   FY 1998                   FY 1997
-------------------------------                 ----------------          ----------------           ---------------



United States                                 $         139,143                   126,777          $        131,201

Foreign Sales
      Asia                                               70,974                    83,307                    66,901
      Europe                                             18,183                    18,974                    12,724
      Other                                              20,505                    16,317                       731
                                                ----------------          ----------------           ---------------

         Total Foreign Sales                            109,662                   118,598                    80,356
                                                ----------------          ----------------           ---------------


                     Total Sales              $         248,805                   245,375          $        211,557
                                                ================          ================           ===============



Identifiable Assets
-------------------

      United States                           $         218,479         $         241,918          $        257,244

      France                                             34,077                    34,145                    17,909
                                                ----------------          ----------------           ---------------

                  Total Assets                $         252,556         $         276,063          $        275,153
                                                ================          ================           ===============


Notes:

(1) There were no sales or transfers between the geographic areas reported above.

Item 2 - Properties
-------------------

Our properties are located in Arapahoe County, Colorado (near Denver); Fairfield, California; San Ramon, California; Tremonton/Garland, Utah; and Les Mureaux, France.

The Arapahoe County facilities are located on 960 acres of land that we own. In fiscal year 1999, automotive operations were conducted in various one-story brick and steel buildings containing 400,000 square feet of floor space in the aggregate. This includes a 173,000 square foot inflator manufacturing facility that was completed in December 1996.

The Fairfield, California, facilities are occupied by OEA Aerospace, Inc., our wholly owned subsidiary. Its operations are conducted in twenty buildings containing 180,000 square feet of floor space in the aggregate, located on 515 acres of land that we own. All parts of the various buildings are occupied and used in the operations of our business.

The San Ramon, California, property consists of a 10,000 square foot steel building situated on approximately one acre of land that we own. It is occupied by Aerotest Operations, Inc., a wholly owned subsidiary of OEA Aerospace, Inc., which conducts neutron radiography therein. Also contained in this building, as a part of the premises, is a 250-kilowatt nuclear reactor used in the process.

The property in Tremonton/Garland, Utah, consists of a 66,000 square foot manufacturing facility located on 160 acres which we own. This facility will accommodate the growing demand for air bag initiators and other automotive safety products for the foreseeable future.

The property in Les Mureaux, France, consists of a 34,600 square foot manufacturing facility located on 6 acres and is occupied by OEA Europe S.A.R.L. In 1997 we purchased a 74-acre parcel of land upon which a new inflator facility is being built. The existing and new facilities will accommodate the growing demand for air bag initiators and inflators for the European market for the foreseeable future.

The above-described properties are considered suitable and adequate for our operations.

Item 3 - Legal Proceedings
--------------------------

The Company is not involved in any legal proceedings that are required to be reported herein. From time to time the Company is subject to minor lawsuits incidental to its operations. The Company believes it has meritorious defenses to all lawsuits in which it is currently a defendant and will vigorously defend against them. The resolution of current lawsuits, regardless of the outcome, will not have a material adverse effect on the Company's results of operations or financial position.

Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------

None

                                    PART II

Item 5 - Market For Registrant's Common Stock And Related Stockholder Matters
-----------------------------------------------------------------------------

The Company's common stock, $0.10 par value, is traded on the New York Stock Exchange, New York, New York, under the symbol "OEA."

The following table presents the high and low sales prices, as reported in the consolidated transaction reporting system, for the periods indicated. These prices do not include retail markups, markdowns or commissions.

          Fiscal Year 1999      High    Low
          ----------------      ----    ---

          1st Quarter         $12.81  $ 7.75
          2nd Quarter          15.06   11.31
          3rd Quarter          13.75    8.25
          4th Quarter          11.50    7.94

          Fiscal Year 1998      High    Low
          ----------------      ----    ---

          1st Quarter         $41.63  $32.81
          2nd Quarter          41.25   26.63
          3rd Quarter          29.56   16.63
          4th Quarter          19.75   12.75

The approximate number of holders of record of OEA's issued and outstanding shares at October 15, 1999, was 995.

The Board of Directors has declared dividends during the last three fiscal years as follows:

                                               Amount
        Declared               Payable        Per Share
        --------               -------        ---------

     November 1, 1996     December 10, 1996       $.30
     November 3, 1997     December 10, 1997        .33
     November 24, 1998    December 23, 1998        .08

Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors. Our credit facility includes financial covenants that could, in certain circumstances, limit our ability to pay dividends in the future.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

Consolidated Summary of Operations
(in thousands, except per share data)


                                               1999              1998               1997              1996              1995
                                         ----------------  ----------------   ----------------  ----------------  ----------------

Net Sales                              $          248,805           245,375            211,557           152,810           129,211

Operating Profit (Loss)                               527            (5,588)            49,559            39,066            34,927

Earnings (Loss) Before Minority
   Interest and Income Taxes                       (4,154)          (13,931)            55,304            40,683            36,226

Minority Interest                                    ----              ----               ----                25               519

Income Tax Expense (Benefit)                        1,746             4,655            (19,863)          (15,165)          (15,469)
                                          ----------------  ----------------   ----------------  ----------------  ----------------
Net Earnings (Loss)
Before Cumulative Effect of a
Change in Accounting Principle                     (2,408)           (9,276)            35,441            25,543            21,276

Cumulative Effect of a
Change in Accounting Principle                       ----           (10,040)              ----              ----              ----
                                          ----------------  ----------------   ----------------  ----------------  ----------------

     Net Earnings (Loss)               $           (2,408)          (19,316)            35,441            25,543            21,276
                                          ================  ================   ================  ================  ================

Basic Earnings (Loss) Per Share
Before Cumulative Effect of a
Change in Accounting Principle         $             (.12)             (.45)              1.73              1.25              1.04
                                          ================  ================   ================  ================  ================

     Basic Earnings (Loss) Per Share   $             (.12)             (.94)              1.73              1.25              1.04
                                          ================  ================   ================  ================  ================

Cash Dividends Per Share               $              .08               .33                .30               .25               .20
                                          ================  ================   ================  ================  ================


Weighted Average Number of
   Shares Outstanding During Year                  20,602            20,581             20,540            20,499            20,480
                                          ================  ================   ================  ================  ================


Total Number of Shares
   Outstanding at Year End                         20,610            20,595             20,552            20,514            20,487
                                          ================  ================   ================  ================  ================

Balance Sheet Data at July 31,
(in thousands, except per share data)


                              1999       1998       1997      1996       1995
                          ----------  ---------- ---------  --------   --------
Current Assets            $  95,875    117,578    127,319     77,579     74,871


Current Liabilities       $  34,192     31,461     36,031     33,524     12,160


Working Capital           $  61,683     86,117     91,288     44,055     62,711


Working Capital Ratio      2.8 to 1   3.7 to 1   3.5 to 1   2.3 to 1   6.2 to 1


Total Assets              $ 298,358    328,759    331,556    203,208    160,902


Shareholders' Equity      $ 156,574    161,506    186,778    160,448    140,352

Book Value Per Share      $    7.60       7.84       9.09       7.82       6.85

Item 7 - Management's Discussion And Analysis Of Financial Condition And Results
--------------------------------------------------------------------------------
         Of Operations
         -------------

Disclosure Regarding Forward Looking Statements
-----------------------------------------------

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, inflator and initiator demand, sales volume increases, the benefits of cost reduction programs and improved manufacturing processes, market price levels, correction of quality issues, capacity utilization, new technologies and products, improved customer relations, and year 2000 compliance, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements reported on Form 8-K filed on June 4, 1998 for a description of various factors that might cause our actual results to differ materially from those contemplated by such forward-looking statements.

Fiscal 1999 Summary
--------------------

During fiscal year 1999, our Automotive Safety Products division aggressively attacked its cost structure and reduced operating costs in all areas. Strengthening the management team with the addition of key personnel with automotive experience allowed us to achieve significant initial results in improving the cost structure in fiscal 1999. Through these efforts, we were able to offset the $48 million in price reductions experienced in fiscal year 1999.

In addition to our cost reduction efforts, the Automotive Safety Products division achieved a 35% increase in inflator unit sales and a 30% increase in outside initiator unit sales. In fiscal year 1999, we received significant additional new automotive business awards which we believe will contribute significantly to additional growth in revenue in fiscal year 2000 and beyond. In order to position our business for continued long-term growth in automotive safety products, we hired a seasoned sales and marketing executive as Vice President of Sales and Marketing for our Automotive Safety Products division.

We are also focusing on streamlining operations in our aerospace division in order to reduce cycle time and costs while strengthening our position with existing customers and developing new customers in new markets.

In addition to improving net income year over year, we significantly strengthened our balance sheet by reducing long-term debt from $124 million a year ago to $91 million. This $33 million decrease in borrowings resulted from positive cash flow from operations and a reduction in working capital. An $11 million decrease in inventory, during a year of significant growth in automotive unit sales, accounted for the majority of the working capital reduction. Additionally, accounts receivable were reduced by nearly $6 million while sales increased.

Although we reported a net loss of $.12 per share for the current year, overall net income, working capital, and long-term debt outstanding showed marked improvement from the prior year.

Results of Operations
---------------------
Fiscal Year 1999 vs. 1998
-------------------------

Net Sales
---------

Net sales for fiscal year 1999 were $248.8 million, as compared with fiscal 1998 net sales of $245.4 million. Automotive segment sales were $204.0 million, as compared with the prior year sales of $195.9 million. This 4% growth in sales dollars does not reflect the significant growth in unit shipments for the year due to a weighted average price decrease of 23%, or $45 million. This price reduction was negotiated in 1995/1996 in order to meet competitive pricing. No further price decreases of this magnitude are presently expected. Inflator shipments continued a growth trend as unit shipments increased from 5.6 million
units in fiscal 1998 to 7.6 million units in 1999.   This 35% increase reflects
continued strong demand for hybrid technology inflators worldwide. Initiator shipments to outside customers also increased sharply from fiscal 1998, increasing 30% from 18.4 million units to 24.1 million units in fiscal 1999. This unit sales increase for initiators was partially offset by price reductions of 6%, or $3 million.

Aerospace segment sales decreased $4.7 million to $44.8 million in fiscal 1999 primarily due to fluctuations in foreign sales to customers in Asia, the United Kingdom, and Italy.

Cost of Sales
-------------

Cost of sales for fiscal year 1999 was $231.0 million, as compared with fiscal 1998 cost of sales of $238.6 million. Automotive segment cost of sales was $194.2 million in fiscal 1999, as compared with $194.8 million in the prior year. The relatively flat cost of sales for the automotive segment reflects the successful implementation of an aggressive cost reduction program in fiscal 1999 and the effect of last year's $19.0 million one-time charges (See "Fiscal 1998 One-time Charges" below). These cost reductions were offset by higher costs associated with the increased inflator and initiator shipments.

In order to overcome the effects of $48 million in automotive segment price reductions, we targeted cost improvement initiatives that included: 1) Material cost reductions via design improvements and supplier price reductions; 2) Operating cost reductions through manufacturing scrap improvements; and, 3) Productivity improvements through selective automation projects, product flow streamlining, and the consolidation of operations, including initiator manufacturing. Additional cost improvement was realized as utilization of our new inflator production facility improved from 20% in the fourth quarter of 1998 to 36% in the fourth quarter of 1999.

Aerospace segment cost of sales was $36.7 million in fiscal 1999, as compared with $43.8 million in the prior year. This decrease primarily reflects reduced sales and higher 1998 costs including testing and replacement costs relating to a TLX (energy transfer line) performance issue and $1.4 million in one-time charges (see "Fiscal 1998 One-Time Charges" below).

Gross Margin
------------

Gross margin improved to $17.9 million (7.2% of net sales) for fiscal 1999, as compared with $6.8 million (2.8% of net sales) for fiscal 1998. Automotive segment gross margin was $9.7 million (4.8% of net automotive sales) for fiscal 1998, up from $1.1 million (0.6% of net automotive sales) for fiscal 1998. The improved gross margin was a result of improved automotive costs as discussed in "Cost of Sales" above, and the effect of last year's $19.0 million one-time charges (See "Fiscal 1998 One-time Charges" below), partially offset by $48.0 million in price reductions.

Aerospace segment gross margin was $8.1 million (18.1% of net aerospace sales) for fiscal 1999, as compared with $5.7 million (11.6% of net aerospace sales) for fiscal 1998. The improved gross margin as a percent of aerospace segment sales primarily resulted from the avoidance of testing and replacement costs relating to a TLX (energy transfer line) performance issue and $1.4 million in one-time charges (see "Fiscal 1998 One-Time Charges" below).

Selling and General & Administrative Expenses
---------------------------------------------

General and administrative expenses for fiscal year 1999 were $13.7 million (5.5% of net sales), as compared with $10.9 million (4.4% of net sales), for fiscal year 1998. The 1998 figure included a $1.8 million one-time charge related to the settlement of a legal claim (see "Fiscal 1998 One-Time Charges" below). After adjusting for the one-time charge, the increase would have been $4.6 million. The adjusted increase was partially due to a reclassification from cost of sales of $2.4 million in outbound freight costs. Our normal terms are F.O.B. shipping point; therefore, any freight expenses incurred by us to satisfy customer delivery requirements are now considered a selling expense. A reserve was also established for uncollectible accounts related to one of our customers who filed for bankruptcy protection under chapter 11 after year-end. The remaining growth in expenditures in 1999 was money spent to establish an automotive sales and marketing office in Detroit, to recruit key executives at our aerospace subsidiary, and for corporate training initiatives. These expenses were incurred in order to diversify our automotive customer base and promote long-term growth in both the automotive and aerospace segments.

Research and Development Expenses
---------------------------------

Research and development expenses were $3.7 million in fiscal 1999 as compared with $1.5 million in fiscal year 1998. This significant increase in R&D effort reflects continued work on our "smart" (dual-stage) inflators, curtain inflators, micro-gas generators for seat belt pretensioner systems, and other advanced products in early stages of development. Leading-edge technology has been an important part of our success over the years. Continued expenditures in R&D to maintain this competitive advantage is an important part of our long-term strategy.

Operating Profit (Loss)
-----------------------

We recorded a $0.5 million operating profit for fiscal year 1999 (0.2% of net sales), as compared with an operating loss of $5.6 million (-2.3% of net sales) for fiscal year 1998. The improved operating profit was a result of cost improvements implemented in 1999 (See "Cost of Sales" above) and higher costs in 1998 related to the one-time charges (See "Fiscal 1998 One-time Charges" below). These favorable items exceeded the negative effects of automotive price decreases and increases in G&A and R&D spending.

Other Income and (Expense)
--------------------------

Total other expense was $4.7 million for fiscal year 1999, compared with $8.3 million of expense in the prior year. Fiscal 1998 included a $4.7 million one-time charge for the disposal of idle and obsolete automotive segment equipment (see "Fiscal 1998 One-Time Charges" below). When 1998 is adjusted for the $4.7 million one-time charge, the year over year increase in other expense is $1.1 million. Interest costs increased $1.7 million over the prior year due to a reduction in capitalized interest as significant capital investments were placed in service late in 1998 and into 1999. The increased interest expense was partially offset by an increase in royalty income from our Asian licensee, Daicel Chemical Industries.

Cumulative Effect of a Change in Accounting Principle
-----------------------------------------------------

SOP 98-5, "Reporting on the Costs of Start-up Activities" was adopted in 1998 and therefore had no impact on 1999.

Net Earnings (Loss)
-------------------

We recorded a $2.4 million net loss for fiscal year 1999 (-1.0% of net sales), as compared with a net loss of $19.3 million (7.9% of net sales) for fiscal year 1998. Basic loss per share was $.12 for fiscal 1999, as compared with a loss of $.94 for fiscal 1998.

Fiscal Year 1998 vs. 1997
-------------------------

Net Sales
---------

Net sales for fiscal year 1998 were $245.4 million, as compared with fiscal 1997 net sales of $211.6 million. The $33.8 million increase from the prior year reflected a 16% sales increase in both the automotive and aerospace segments of our business. Automotive segment sales increased $27.0 million to $195.9 million in fiscal 1998, primarily due to a $48.4 million increase in inflator sales (5.6 million units in fiscal 1998, as compared with 2.9 million units in fiscal 1997), partially offset by a $21.4 million decrease in initiator sales. The increased inflator sales reflected continued strong customer acceptance of our inflator program and increased demand for air bags from both domestic and foreign automobile manufacturers. The reduced initiator sales resulted from a temporary (one year) reduction in demand from a major customer.

Aerospace segment sales increased $6.8 million to $49.5 million in fiscal 1998 primarily due to increases in engineering development contracts and the Delta satellite launcher program.

Cost of Sales
-------------

Cost of sales for fiscal year 1998 was $238.6 million, as compared with fiscal 1997 cost of sales of $153.2 million. Automotive segment cost of sales was $194.8 million in fiscal 1998, as compared with $116.5 million in the prior year. This increase primarily reflected increased inflator volume, partially offset by reduced initiator volume; a parts shortage resulting in periodic production shut-downs on passenger inflator lines; the impact of the General Motors strike; increased overhead and other costs associated with the new inflator production facility, which was only running at a 20% utilization level by the fiscal 1998 fourth quarter; and $19.0 million in one-time charges (see "Fiscal 1998 One-Time Charges" below).

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

Aerospace segment cost of sales was $43.8 million in fiscal 1998, as compared with $36.6 million in the prior year. This increase primarily reflected increased sales, testing and replacement costs relating to a TLX (energy transfer line) performance issue and $1.4 million in one-time charges (see "Fiscal 1998 One-Time Charges" below). The cause of the TLX performance problem was quickly identified and corrected and product shipments resumed shortly thereafter.

Gross Margin
------------

Gross margin was $6.8 million (2.8% of net sales) for fiscal 1998, as compared with $58.4 million (27.6% of net sales) for fiscal 1997. Automotive segment gross margin was $1.1 million (0.6% of net automotive sales) for fiscal 1998, as compared with $52.3 million (31.0% of net automotive sales) for fiscal 1997. This decrease in gross margin was primarily due to the increased inflator costs as discussed above, lower leverage of fixed initiator costs due to reduced volume, adoption of the AICPA's Statement of Position 98-5 relating to start-up costs and $19.0 million in one-time charges (see "Fiscal 1998 One-Time Charges" below). Excluding the adoption of SOP 98-5 and the one-time charges, automotive segment gross margin would have been $23.1 million (9.4% of net sales) for fiscal 1998.

Aerospace segment gross margin was $5.7 million (11.6% of net aerospace sales) for fiscal 1998, as compared with $6.1 million (14.3% of net aerospace sales) for fiscal 1997. Excluding the $1.4 million one-time charge, aerospace segment gross margins would have been $7.1 million (14.4% of net sales) for fiscal 1998.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for fiscal year 1998 were $10.9 million (4.4% of net sales), as compared with $7.4 million (3.5% of net sales), for fiscal year 1997. This increase was primarily due to a $1.8 million one-time charge related to the settlement of a legal claim (see "Fiscal 1998 One-Time Charges" below) and to costs of establishing an infrastructure to service the European inflator market at our French subsidiary, OEA Europe. Excluding the one-time charge, general and administrative expenses as a percentage of net sales would have been 3.7% for fiscal 1998.

Research and Development Expenses
---------------------------------

Research and development expenses were $1.5 million for both fiscal year 1998 and fiscal year 1997.

Operating Profit (Loss)
-----------------------

We experienced a $5.6 million operating loss for fiscal year 1998 (-2.3% of net sales), as compared with an operating profit of $49.6 million (23.4% of net sales) for fiscal year 1997. Excluding the adoption of SOP 98-5 and the one-time charges, operating profit would have been $19.7 million (8.0% of net sales) for fiscal year 1998.

Other Income and (Expense)
--------------------------

Total other expense was $8.3 million for fiscal year 1998, as compared with $5.7 million of income in the prior year. Fiscal 1998 included a $4.7 million one-time charge for the disposal of idle and obsolete automotive segment equipment (see "Fiscal 1998 One-Time Charges" below), while fiscal 1997 included $3.2 million in income for the sale of our foreign joint venture, Pyrospace S.A. The remaining difference was primarily due to interest expense, which was $6.5 million in fiscal 1998, as compared with $0.1 million in fiscal 1997. Interest costs increased due to a higher debt level and the significant reduction in capitalized interest in fiscal 1998. We made substantial capital asset acquisitions (i.e., building and equipment) in fiscal 1997 for which related interest costs were capitalized. These assets were placed in service by fiscal 1998; therefore, a significant amount of interest costs were expensed, not capitalized in fiscal 1998.

Cumulative Effect of a Change in Accounting Principle
-----------------------------------------------------

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

SOP 98-5 is effective for fiscal years beginning after December 15, 1998. However, in July 1998 we elected to adopt it retroactively to the first quarter of fiscal 1998. Accordingly, we wrote off in the first quarter the net book value ($10.0 million) of our start-up and related costs included in the scope of SOP 98-5 as a one-time adjustment referred to as a Cumulative Effect of a Change in Accounting Principle.

Net Earnings (Loss)
-------------------

We recorded a $19.3 million net loss for fiscal year 1998 (7.9% of net sales), as compared with net earnings of $35.4 million (16.8% of net sales) for fiscal year 1997. Basic loss per share was $.94 for fiscal 1998, as compared with earnings of $1.73 for fiscal 1997. Excluding the adoption of SOP 98-5 and the one-time charges, net earnings would have been $10.0 million and basic earnings per share would have been $.49 for fiscal year 1998.

Fiscal 1998 One-Time Charges
----------------------------

We recognized one-time charges in fiscal 1998 of $17.2 million, net of taxes, or $.83 per share. Explanations of the more significant charges are detailed below.

Inventory Adjustments.  We booked inventory adjustments totaling $11.3 million
---------------------
($7.3 million after tax) in the fiscal 1998 third quarter primarily related to the start-up of its new inflator production lines. These adjustments resulted from a combination of the rapid expansion of the inflator program, including significant additions in personnel, and system conversion issues associated with the implementation of a new, fully integrated Enterprise Resource Planning (ERP) System for our automotive operations. Management took immediate action to resolve these problems including a complete re-implementation of the ERP system and quarterly physical counts to ensure performance.

Disposal of Inflators.  We disposed of early production inflators from our new
---------------------
facility for a total cost of $3.9 million ($2.5 million after tax) in the fiscal 1998 third quarter, which includes both production and disposal costs. This resulted from an unusual quality issue that affected one in ten thousand units. However, due to the unusual nature of the problem, the actual units affected could not be identified. Our automotive products are propellant-actuated, life-saving devices and only the highest level of quality is acceptable. Therefore, all potentially affected units (approximately 130,000 inflators) were disposed of to ensure that they would not be installed in air bag modules or automobiles. Corrective action, which management believes will prevent any future occurrences, was implemented immediately and has been approved by our customers. Production and customer shipments have resumed.

Domestic Initiator Consolidation.  We incurred costs totaling $5.1 million ($3.2
--------------------------------
million after tax) in the fiscal 1998 third quarter related to the consolidation of its domestic initiator production operations into its Utah facility. These costs consisted of $0.5 million for equipment and personnel relocation and a $4.6 million charge for idled and/or obsolete equipment and inventory.

Settlement of Legal Claim.  In consideration of new business and improving
-------------------------
relations, we settled a lawsuit with a major initiator customer. This resulted in a fiscal 1998 third quarter charge of $2.5 million ($1.6 million after tax) for trade receivables and obsolete inventory. In return, the customer committed to significantly higher initiator purchases in fiscal 1999. This resolution was an important milestone toward improving our relationship with this customer.

Inflator Equipment Obsolescence.  We wrote off $1.9 million ($1.2 million after
-------------------------------
tax) of low-volume inflator production equipment in the fiscal 1998 third quarter. This equipment was originally purchased to support customers' requirements by bridging the gap between prototype production and high-volume production. With our new high-volume inflator production lines becoming fully operational, this low-volume production equipment became idled and obsolete.

Aerospace Inventory Obsolescence.  As the aerospace business shifts from
--------------------------------
traditional defense/government business to commercial business (satellites and satellite launch vehicles), a more stringent obsolescence approach is required. The new approach was adopted during the fiscal 1998 third quarter and resulted in a charge of $1.4 million ($0.9 million after tax).

Liquidity and Capital Resources
-------------------------------

Our working capital decreased $24.4 million during the year to $61.7 million at July 31, 1999 from $86.1 million at July 31, 1998. This 30% improvement primarily resulted from aggressive management of inventory and accounts receivable.

We made capital expenditures totaling $17.3 million in fiscal 1999, which were funded from bank borrowings and operating cash flow. On April 10, 1998, we entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At our request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million, to modify the financial debt covenants, and to pledge as collateral substantially all of our assets. The interest rate (applicable margin plus federal funds rate or LIBOR) is progressive and based upon our ratio of indebtedness to EBITDA. The margin will fluctuate up or down as determined by the above ratio. At July 31, 1999, the applicable interest rate was 7.32%. The agreement contains certain financial covenants including tangible net worth, indebtedness to EBITDA, indebtedness to total capitalization and minimum interest coverage. At our discretion, we may convert all or part of the total debt to Eurodollar or Alternate Base Rate loan(s). This credit facility expires on December 18, 2000, and provides for one twelve-month extension to the termination date. At July 31, 1999, we had reduced our borrowings on this credit facility to $91.0 million as compared with $124.0 million at July 31, 1998. This overall reduction in debt was due to the significant working capital improvement as discussed above and cash flow from operations which yielded a $33.5 million positive cash flow in fiscal year 1999 as compared with a negative $33.0 million in fiscal year 1998. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through bank borrowings and from internally generated funds.

Impact of the Year 2000 Issue
-----------------------------

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

We recognize that the Year 2000 problem is a serious issue for businesses, and we are committed to making the transition to Year 2000 compliant systems. We have had a formal program in place to address and resolve potential issues associated with the Year 2000 problem since October 1997. We have devoted significant resources to the identification, remediation, and or replacement of systems that could be effected by the Year 2000 problem. Our goal is to prevent the impairment of our critical business operations and computer processes that we share with our customers and suppliers.

Our Year 2000 Project has focused on the following four areas:

1)  Products manufactured and distributed by us.

2) Information Systems such as computer hardware/software systems and business application software.

3) Non-Information Systems, such as manufacturing equipment and the mechanical systems in our facilities (including HVAC, security and safety systems).

4)  Third party suppliers and customers.

OEA Products

Because our products do not contain any embedded microchips or date sensitive electronic components, we do not believe that our products will require remediation to address the Year 2000 problem.

Information Systems

We have conducted an inventory of our critical computer systems and have determined that approximately 99% of such systems now operate with hardware, operating software and basic business applications software that have been certified by third party vendors as Year 2000 compliant.

Our largest Year 2000 undertaking has been the replacement of our existing ERP system (Accounting, Inventory Control, and Manufacturing) with Year 2000 certified software. We have successfully implemented and tested the new system in our Denver and Utah operations. In addition, we have upgraded our Human Resources, Payroll, and Fixed-asset tracking software to the latest versions, each of which have been certified by the third-party vendor as Year 2000 compliant. We have also implemented network client management software that will allow us to audit our PC hardware and software and to allow for the rapid deployment of software updates and service packs that address any ancillary Year 2000 issues. Our fiscal Year 2000 began August 1, 1999 and all operations continued without a Year 2000 related issue or disruption.

Non-Information Systems

We have completed an exhaustive inventory, remediation, and certification of all manufacturing equipment, including factory automation devices. More than 98% of our manufacturing equipment has been tested and is Y2K ready.

All telecommunications and environmental controls technology systems have been Year 2000 certified by third party vendors.

Third Party Suppliers and Customers

Our Year 2000 program also includes assessment of the business impact on us of the failure of third party suppliers and customers to provide needed products, services, information and payments. We are in the process of assessing the Year 2000 readiness of each of our suppliers who is deemed critical to our operations, as well as the Year 2000 status of our major customers. Our transportation providers and local utilities also have been included in our supplier surveys.

We and many of our customers use EDI (Electronic Data Interchange) to effect business communications, including orders and shipping information. Our EDI software has been upgraded and certified by third party vendors as Year 2000 compliant. Our EDI VANs (Value Added Networks) have been polled and are Year 2000 ready.

In addition to addressing the Year 2000 problem in these four areas, we expect to validate our remediation efforts with additional post-installation testing. We also expect to respond to and initiate requests to test with various external agents, including key suppliers and customers.

Given our current state of readiness, if no further remediation effort was made, the most reasonably likely worst case scenario would be only minor disruptions in internal operations. However, external disruptions of our supplier base and the economy in general could have a materially adverse impact on the Company. The amount of potential worst case impact cannot be reasonably estimated at this time.

Our current contingency planning efforts are focused on working to identify additional sources of supply for critical materials. We are planning on increasing raw material and finished goods inventories to ensure that our customers are not adversely effected by any unforeseen disruption in the supply chain. During these last few months of 1999, we will be assessing other potential business disruption risks and fine tuning contingency plans to mitigate such risks. We are also planning audits and creating formalized rollover plans.

Costs to Address Year 2000 Issues

The total cost of our Year 2000 remediation project is currently expected to be approximately $1.6 million. To date we have spent approximately $1.5 million. Our cost projections do not include post installation testing and contingency planning. Additionally, it does not include any costs of business disruptions from supplier or customer non-performance, which cannot be quantified at this time.

Independent Validation and Verification

On February 9, 1999, BBK, Ltd., at the request of General Motors, performed a Year 2000 Readiness Assessment of OEA. The risk assessment score is based on a statistical model that uses several variables (acceptance testing, remediation, risk evaluation, planned completion of inventories, etc.). The assessor then gives a subjective score that results in a green (low risk), yellow (medium risk), or red (high-risk) rating. Based on this assessment, we received a green (low risk of Y2K failure) rating from BBK.

Foreign Currency Translation
----------------------------

Assets and liabilities of our foreign subsidiary are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. The local currency (French Francs) is used as the functional currency for the foreign subsidiary. A translation adjustment results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of earnings.

Item 8 - Financial Statements And Supplementary Data
----------------------------------------------------

                        Report of Independent Auditors

The Board of Directors and Stockholders
OEA, Inc.

We have audited the accompanying consolidated balance sheets of OEA, Inc. and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OEA, Inc. and subsidiaries at July 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up activities.


                                    ERNST & YOUNG LLP
Denver, Colorado
September 20, 1999

                           OEA, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                            July 31
                                                    1999              1998
                                                  --------------------------
Assets
Current assets:
  Cash and cash equivalents                       $  2,445          $  1,920
  Accounts receivable                               35,236            43,998
  Unbilled costs and accrued earnings                6,302             3,190
  Inventories                                       43,594            54,567
  Income taxes receivable                            3,858            12,040
  Prepaid expenses and other                         2,006             1,665
  Deferred income taxes                              2,434               198
                                                ----------------------------
Total current assets                                95,875           117,578

Property, plant, and equipment:
  Land and improvements                              3,662             3,474
  Buildings and improvements                        68,145            64,827
  Machinery and equipment                          205,019           194,506
  Furniture and fixtures                            10,798             9,604
                                                ----------------------------
                                                   287,624           272,411
  Accumulated depreciation and amortization         90,907            67,761
                                                ----------------------------
                                                   196,717           204,650

Long-term receivable                                 2,000             3,000
Investment in foreign joint venture                  2,323             2,323
Other assets                                         1,443             1,208
                                                ----------------------------
Total assets                                      $298,358          $328,759
                                                ============================

                                                               July 31
                                                        1999           1998
                                                      ------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $ 25,665       $ 22,457
  Accrued expenses:
   Salaries and wages                                    3,010          2,598
   Profit sharing and pension contributions              1,741          2,109
   Interest payable                                      2,137          2,368
   Other                                                 1,639          1,929
                                                      ------------------------
Total current liabilities                               34,192         31,461

Long-term bank borrowings                               91,000        124,000
Deferred income taxes                                   16,009         10,821
Other                                                      583            971

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.10 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 22,019,700           2,202          2,202
   Additional paid-in capital                           13,376         13,201
   Retained earnings                                   146,333        150,440
   Equity adjustment from translation                   (3,220)        (2,195)
   Treasury stock, 1,408,379 and 1,424,943 shares
    in 1999 and 1998, respectively, at cost             (2,117)        (2,142)
                                                      ------------------------
Total stockholders' equity                             156,574        161,506
                                                      ------------------------
Total liabilities and stockholders' equity            $298,358       $328,759
                                                      ========================

See accompanying notes.

                           OEA, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                     (in thousands, except per share data)



                                                                 Year ended July 31
                                                        1999            1998          1997
                                               -----------------------------------------------
Net sales                                              $248,805       $245,375       $211,557
Cost of sales                                           230,951        238,571        153,153
                                               -----------------------------------------------
Gross profit                                             17,854          6,804         58,404

General and administrative expenses                      13,655         10,866          7,372
Research and development expenses                         3,672          1,526          1,473
                                               -----------------------------------------------
Operating profit (loss)                                     527         (5,588)        49,559

Other income (expense):
       Interest income                                      206            317            248
       Interest expense                                  (8,079)        (6,479)          (102)
       Equity in earnings of foreign joint
        venture                                               -              -            302
       Gain on sale of foreign joint venture                  -              -          3,243
       Royalty income                                     3,431          2,222          2,255
       Loss on sale of property, plant, and
        Equipment                                           (46)        (4,676)          (176)
       Other, net                                          (193)           273            (25)
                                               -----------------------------------------------
                                                         (4,681)        (8,343)         5,745
                                               -----------------------------------------------

Earnings (loss) before income taxes                      (4,154)       (13,931)        55,304
Income tax expense (benefit)                             (1,746)        (4,655)        19,863
                                               -----------------------------------------------
Earnings (loss) before cumulative effect
       of change in accounting principle                 (2,408)        (9,276)        35,441
Cumulative effect of change in accounting
       Principle, net of tax benefit of $5,965                -        (10,040)             -
                                               -----------------------------------------------
Net earnings (loss)                                    $ (2,408)      $(19,316)      $ 35,441
                                               ===============================================

                          OEA, Inc. and Subsidiaries

                     (in thousands, except per share data)

                                                                             Year ended July 31
                                                            1999                  1998                  1997
                                                          ---------------------------------------------------
Basic net earnings (loss) per share:
 Net earnings (loss) per share before cumulative
  effect of change in accounting principle                 $  (0.12)            $   (0.45)           $  1.73
 Cumulative effect of change in accounting
  Principle                                                       -                 (0.49)                 -
                                                          ---------------------------------------------------
 Net earnings (loss) per share                             $  (0.12)            $   (0.94)           $  1.73
                                                          ===================================================

Diluted net earnings (loss) per share:
 Net earnings (loss) per share before cumulative
  effect of change in accounting principle                 $  (0.12)              $ (0.45)           $  1.72
 Cumulative effect of change in accounting
  Principle                                                       -                 (0.49)                 -
                                                          ---------------------------------------------------
 Net earnings (loss) per share                             $  (0.12)              $ (0.94)           $  1.72
                                                          ===================================================

Weighted average number of shares outstanding:
 Basic                                                       20,602                20,581             20,540
                                                          ===================================================
 Diluted                                                     20,602                20,581             20,606
                                                          ===================================================

See accompanying notes.

                          OEA, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                       (in thousands, except share data)

                                                                                                       Accumulated
                                                                                 Additional               Other        Total
                                           Common Stock        Treasury Stock     Paid-In   Retained  Comprehensive Stockholders'
                                        Shares      Amount  Shares       Amount   Capital   Earnings      Income       Equity
                                       ------------------------------------------------------------------------------------------
Balances at July 31, 1996              22,019,700   $2,202  1,505,256   $(2,104)  $12,467    $147,268   $   615         $160,448
  Purchase of common stock for
    Treasury                                    -        -      2,500      (117)        -           -         -             (117)
  Issuance of treasury stock for
    options exercised                           -        -    (40,225)       57       489           -         -              546
  Cash dividends ($0.30 per share)              -        -          -         -         -      (6,162)        -           (6,162)

  Net earnings                                  -        -          -         -         -      35,441         -           35,441
  Currency translation adjustment               -        -          -         -         -           -    (3,378)          (3,378)
                                                                                                                    ------------
  Comprehensive Income                          -        -          -         -         -           -         -           32,063
                                       -----------------------------------------------------------------------------------------
Balances at July 31, 1997              22,019,700    2,202  1,467,531    (2,164)   12,956     176,547    (2,763)         186,778
  Purchase of common stock for
    Treasury                                    -        -      1,162       (43)        -           -         -              (43)
  Issuance of treasury stock for
    options exercised                           -        -    (43,750)       65       245           -         -              310
  Cash dividends ($0.33 per share)              -        -          -         -         -      (6,791)        -           (6,791)

  Net loss                                      -        -          -         -         -     (19,316)        -          (19,316)
  Currency translation adjustment               -        -          -         -         -           -       568              568
                                                                                                                    ------------
  Comprehensive Income                          -        -          -         -         -           -         -          (18,748)
                                       -----------------------------------------------------------------------------------------
Balance at July 31, 1998               22,019,700    2,202  1,424,943    (2,142)  $13,201    $150,440    (2,195)         161,506
  Issuance of treasury stock for
    options exercised and sales
    of common stock                             -        -    (13,878)       21        72           -         -               93
  Deferred common stock and options
    to directors and officers                   -        -     (2,686)        4       103           -         -              107
  Cash dividends ($0.08 per share)              -        -          -         -         -      (1,699)        -           (1,699)

  Net loss                                      -        -          -         -         -      (2,408)        -           (2,408)
  Currency translation adjustment               -        -          -         -         -           -    (1,025)          (1,025)
                                                                                                                    ------------
  Comprehensive Income                          -        -          -         -         -           -         -           (3,433)
                                       -----------------------------------------------------------------------------------------
Balances at July 31, 1999              22,019,700   $2,202  1,408,379   $(2,117)  $13,376    $146,333   $(3,220)        $156,574
                                       =========================================================================================

See accompanying notes.

                          OEA, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                Year ended July 31
                                                                 1999                  1998                  1997
                                                               ---------------------------------------------------
Operating activities
Net earnings (loss)                                            $ (2,408)            $(19,316)             $ 35,441
Adjustments to reconcile net earnings (loss) to net cash
 Provided by operating activities:
   Cumulative effect of change in accounting principle                -               10,040                     -
   Undistributed earnings of foreign joint venture                    -                    -                  (302)
   Gain on sale of foreign joint venture                              -                    -                (3,243)
   Depreciation and amortization                                 24,091               21,413                15,597
   Deferred income taxes                                          2,952                  (72)                6,337
   Decrease in deferred compensation                               (388)                   -                  (177)
   Common stock and options issued to directors
     and officers for services                                      107                    -                     -
   Loss on sale of property, plant, and equipment                    46                4,676                   176
   Changes in operating assets and liabilities:
     Accounts receivable                                          9,013                1,305               (16,127)
     Unbilled costs and accrued earnings                         (3,112)                 873                 2,783
     Inventories                                                 10,914               15,901               (34,108)
     Prepaid expenses and other                                    (139)                (555)                  (40)
     Accounts payable and accrued expenses                        2,843               (3,567)               17,323
     Income taxes                                                 8,774               (8,689)               (1,735)
                                                               ---------------------------------------------------
Net cash provided by operating activities                        52,693               22,009                21,925

Investing activities
Capital expenditures                                            (17,341)             (48,985)              (87,197)
Cash proceeds from sale of joint venture                              -                    -                 4,624
Proceeds from sale of property, plant, and equipment                239                  403                     -
Decrease in cash value of life insurance                              -                  297                     -
Increase in deferred charges                                          -                    -               (10,639)
Increase in other assets, net                                      (402)                (116)                 (102)
                                                               ---------------------------------------------------
Net cash used in investing activities                           (17,504)             (48,401)              (93,314)

Financing activities
Purchase of common stock for treasury                                 -                  (43)                 (117)
Proceeds from issuance of treasury stock                             93                  310                   546
Increase (decrease) in net bank borrowings                      (33,000)              30,800                79,200
Payment of dividends                                             (1,699)              (6,791)               (6,162)
                                                               ---------------------------------------------------
Net cash provided by (used in) financing activities             (34,606)              24,276                73,467
Effect of exchange rate changes on cash                             (58)                (102)                 (500)
                                                               ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                525               (2,218)                1,578
Cash and cash equivalents at beginning of year                    1,920                4,138                 2,560
                                                               ---------------------------------------------------
Cash and cash equivalents at end of year                       $  2,445             $  1,920              $  4,138
                                                               ===================================================

Supplemental information:
   Interest payments                                           $  8,551             $  7,620              $  2,348
   Income tax payments                                                -                3,843                15,017

See accompanying notes.

                           OEA, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 July 31, 1999

1. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of OEA, Inc. (the "Company"), its wholly owned subsidiary, OEA Aerospace, Inc., and wholly owned foreign operating subsidiary, OEA Europe (previously named Pyroindustrie S.A.). All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

Sales of products within the automotive segment are recognized as shipments are made. Sales of products within the aerospace segment are recognized as deliveries are made or when the products are completed and held on the Company's premises to meet specified contract delivery dates. Unbilled costs and accrued earnings are recorded as costs are incurred on aerospace contracts and relate to products anticipated to be delivered and billed within 12 months of the balance sheet date. Costs are based on the estimated average cost per unit.

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

     Buildings and improvements                 10-30 years
     Machinery and equipment                     5-10 years
     Furniture and fixtures                      5-10 years

Depreciation charged to costs and expenses was $23.9 million, $21.3 million, and $14.8 million in 1999, 1998, and 1997, respectively. Repairs and maintenance charged to costs and expenses was $8.5 million, $8.2 million, and $7.7 million in 1999, 1998, and 1997, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is based upon future discounted cash flows from the use of the assets. If this review indicates that such assets will not be recoverable, the carrying amount of such assets is adjusted to fair value.

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

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary (OEA Europe) are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period.
The local currency is used as the functional currency for the foreign subsidiary. A translation adjustment, which is recorded as a separate component of stockholders' equity, results from translating the foreign subsidiary's accounts from functional currencies to U.S. dollars. Exchange gains (losses) resulting from foreign currency transactions are included in the consolidated statements of operations.

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

Earnings per Share

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

Recently Issued Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement No. 130 during the first quarter of fiscal year 1999. The effect of the adoption was not material.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires public companies to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to stockholders. Under Statement No. 131, operating segments are to be determined based on how management measures performance and makes decisions about allocating resources. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in the fourth quarter of fiscal year 1999. The adoption of Statement No. 131 had no effect on the Company's determination of its operating segments.

2. Inventories

Inventories are summarized as follows (in thousands):

                                                     July 31
                                               1999            1998
                                           ----------------------------
     Raw materials and component parts       $24,056          $25,954
     Work in process                          12,139           17,222
     Finished goods                            7,399           11,391
                                           ----------------------------
                                             $43,594          $54,567
                                           ============================

3. Investment in Foreign Joint Ventures

In 1986, the Company signed a joint venture agreement with two French companies for the establishment of a company in France, Pyrospace S.A. ("Pyrospace"). Pyrospace was engaged in the design, development, and manufacture of propellant and explosive devices for European space programs, as well as aircraft and missiles. Effective December 31, 1996, Pyrospace was merged with another French aerospace company, Pyromeca S.A., creating a new entity, PyroAlliance S.A. The Company sold its original ownership share of Pyrospace (45%) to SNPE S.A. (owner of Pyromeca S.A.) for 25 million French francs (approximately $4.8 million) and a 10% ownership in PyroAlliance S.A. This transaction resulted in a gain to the Company of approximately $3.2 million, which is reflected in "Other Income" in the year ended July 31, 1997.

During 1993, a joint venture agreement was signed between the Company (80% owner) and Pyrospace (20% owner) for the establishment of a company in France, Pyroindustrie S.A. Pyroindustrie is engaged in the manufacture of initiators for the European air bag market. In 1996, the Company acquired the remaining 20% of Pyroindustrie, making Pyroindustrie a wholly owned subsidiary of the Company. In fiscal 1999, the Company changed the name of the wholly owned subsidiary from Pyroindustrie to OEA Europe. Net assets of OEA Europe at July 31, 1999 and 1998 totaled $34.1 million and $35.6 million, respectively.

4. Royalty Agreement

During 1995, the Company entered into a fifteen-year agreement with Daicel Chemical Industries, Ltd., Tokyo, Japan ("Daicel"), for the transfer of technology and supply of the Company's single-stage hybrid inflators for passenger, driver and side-impact automotive air bags. Royalty payments totaling $3.0 million, $2.0 million, and $2.0 million, have been received related to this agreement during 1999, 1998, and 1997, respectively.

5. Bank Borrowings

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998. At the Company's request, this agreement was again amended on December 10, 1998 to reduce the amount of the facility to $150 million, to modify the financial debt covenants, and to pledge as collateral substantially all of our assets. The Company's principal bank is acting as agent for this agreement. The interest rate, applicable margin plus federal funds or LIBOR, is progressive and based upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") plus interest income. At July 31, 1999, the interest rate was approximately 7.3%. At the Company's discretion, it may convert all or part of the total debt to Eurodollar or Alternate Base rate loan(s). The line of credit expires on December 18, 2000 and provides for one twelve-month extension to the maturity date. At July 31, 1999, the total debt outstanding related to the line of credit facility was $91 million. All debt relating to this line of credit is classified as long term at July 31, 1999, since the expiration date for the line of credit is December 18, 2000 and none of the debt balance is either due or expected to be permanently repaid within the next twelve-month period.

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

Interest costs incurred during fiscal years 1999 and 1998 were $9.3 million and $8.8 million, including capitalized interest of $1.2 million and $2.3 million, respectively. The weighted average interest rate on bank borrowings during fiscal years 1999 and 1998 was 6.8% and 6.4% respectively.

6. Commitments and Contingencies

Contract disputes and other claims may arise in connection with government contracts and subcontracts. A substantial portion of the Company's aerospace sales for the current and prior years is subject to audit by the Defense Contract Audit Agency. Such audits may occur at any time up to three years after contract completion. In the opinion of the Company's management, a provision for government claims is not necessary.

At July 31, 1999, the Company had commitments to purchase approximately $4.3 million of property, plant, and equipment.

7. Profit Sharing and Pension Plans

The Company has noncontributory profit sharing and defined contribution pension plans covering all full-time employees. The Company is committed to contribute to the pension plans 5% of participants' eligible annual compensation as defined in the plan documents. Employer contributions to the profit sharing plans are discretionary, but are not to exceed 10% of eligible annual compensation. Combined contributions to these plans for the years ended July 31, 1999, 1998, and 1997 were $1.8 million, $2.0 million, and $2.2 million, respectively.

8. Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities as of July 31, 1999 and 1998 are as follows (in thousands):

                                                      1999             1998
                                                  -----------------------------
Current deferred tax liabilities:
  Unbilled receivables                               $    83         $   282
  Deferred income                                          -             387
  Prepaid expenses                                        73             152
  Other                                                    -             158
                                                  -----------------------------
   Total current deferred tax liabilities                156             979

Long-term deferred tax liabilities:
  Plant and equipment                                 13,970           8,464
  Deferred income                                        884             864
  Capitalized interest expense                         1,782           1,705
  Other                                                  248              73
                                                  -----------------------------
   Total long-term deferred tax liabilities           16,884          11,106
                                                  -----------------------------
    Total deferred tax liabilities                    17,040          12,085

Current deferred tax assets:
  Inventory capitalization                             2,286               -
  Allowances                                             304           1,151
  Other                                                    -              26
                                                  -----------------------------
   Total current deferred tax assets                   2,590           1,177

Long-term deferred tax asset:
  Deferred compensation                                  279             285
  State tax carryforwards                                277               -
  Other                                                  319               -
                                                  -----------------------------
   Total long-term deferred tax assets                   875             285
                                                  -----------------------------
    Total deferred tax assets                          3,465           1,462
                                                  ------------------------------
    Net deferred tax liabilities                     $13,575         $10,623
                                                  =============================

Components of income tax expense (benefit) are as follows (in thousands):

                                               Current         Deferred         Total
                                            ------------------------------------------
     1999:
       Federal                               $(4,485)          $2,659          $(1,826)
       State                                    (213)             293               80
                                            ------------------------------------------
                                             $(4,698)          $2,952          $(1,746)
                                            ==========================================

     1998:
       Federal                               $(4,266)          $   75          $(4,191)
       State                                    (355)            (109)            (464)
                                            ------------------------------------------
                                             $(4,621)          $  (34)         $(4,655)
                                            ==========================================

     1997:
       Federal                               $11,491           $5,515          $17,006
       State                                   2,035              822            2,857
                                            ------------------------------------------
                                             $13,526           $6,337          $19,863
                                            ==========================================

Actual tax expense for 1999, 1998, and 1997 differs from "expected" tax expense for those years (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

                                                                  1999           1998           1997
                                                               ---------------------------------------
     Computed "expected" tax expense (benefit)                  $ (1,454)       $(4,876)       $19,356
     Increases (reductions) in taxes resulting from:
          State taxes, net of federal income
            tax benefit                                               52           (230)         1,877
          Sales to foreign customers                                (345)          (194)          (494)
          Tax effect of joint venture operations                      -              -            (105)
          Income tax credits                                        (269)           (76)          (915)
          Other                                                      270            721            144
                                                                --------------------------------------
     Actual tax expense (benefit)                               $ (1,746)       $(4,655)       $19,863
                                                                ======================================

9. Stock Options

The Company follows APB No. 25 and related interpretations in accounting for its employee stock options, and has adopted the disclosure-only option under FASB Statement No. 123, Accounting for Stock-Based Compensation.

The stockholders approved an Employees' Stock Option Plan (the "Employees' Plan") on January 13, 1995, and a Nonemployee Directors' Stock Option Plan (the "Directors' Plan") on January 12, 1996. These plans provide for stock options to be granted for a maximum of 1,350,000 shares of common stock under the Employees' Plan and a maximum of 50,000 shares of common stock under the Directors' Plan. Options may be granted to employees and nonemployee directors at prices not less than fair market value of the Company's common stock on the date of grant. Vesting of the options granted under the Employees' Plan and the Directors' Plan is established by the Board of Directors at the time of grant. Employee and Director stock options have a ten-year life from the date of the grant, except that any options granted to a recipient who owns more than 10% of the total combined voting power of the stock of the Company have a five-year life from the date of the grant. Shares may be granted from either authorized, but unissued, common stock or issued shares reacquired and held as treasury stock.

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

The following schedule shows the activity in each of these plans for the past three years:

                                       Previous
                                    Employees' Plan                 Employees' Plan                 Directors' Plan
                               ------------------------------------------------------------------------------------------
                                Number of       Weighted        Number of       Weighted       Number of       Weighted
                                 Shares        Avg Price         Shares        Avg Price         Shares        Avg Price
                               --------------------------     ----------------------------    ---------------------------
Options outstanding at
 July 31, 1996                   130,514         $14.21           25,272         $28.34            4,375         $27.75
     Granted                           -              -           25,800          38.34            4,375          45.13
     Exercised                   (36,950)         12.11           (3,275)         28.34                -              -
     Forfeited                    (1,836)         24.20           (2,293)         33.31                -              -
                               ---------                      ----------                      ----------
Options outstanding at
 July 31, 1997                    91,728          14.86           45,504          33.70            8,750          36.44
     Granted                           -              -          140,000          16.43            4,375          27.69
     Exercised                   (43,250)          6.95             (500)         19.00                -              -
     Forfeited                    (7,086)         28.69           (7,700)         35.05                -              -
                               ---------                      ----------                      ----------
Options outstanding at
 July 31, 1998                    41,392          20.99          177,304          19.93           13,125          33.52
     Granted                           -              -          437,000           9.66            6,491          12.96
     Exercised                    (4,844)          4.67                -              -                -              -
     Forfeited                    (2,286)         25.42           (9,518)         33.08                -              -
                               ---------                      ----------                      ----------
Options outstanding at
 July 31, 1999                    34,262          23.00          604,786          12.30           19,616          26.72
                               =========                      ==========                      ==========

The following schedule shows the exercise prices, the quantities, and the weighted average remaining contractual lives for all options outstanding and exercisable at July 31, 1999:

                                          Weighted Average       Number of Options          Weighted Average
                                           Exercise Price           Outstanding          Remaining Life (years)
                                         ------------------------------------------------------------------------
Previous Employees' Plan
  $19.00 - $30.00                              $23.00                 34,262                     3.0
Employees' Plan
  $8.31  - $13.81                                9.66                437,000                     9.3
  $14.19 - $19.06                               16.43                140,000                     8.9
  $28.00 - $37.88                               33.06                 27,786                     6.8
Directors' Plan
  $8.56- $13.81                                 12.96                  6,491                     9.5
  $27.69 - $45.13                               33.52                 13,125                     7.5

If fair value accounting under Statement No. 123 had been adopted as of the beginning of fiscal year 1996, the pro forma effects on net earnings and earnings per share, as calculated using the Black-Scholes option-pricing model, would have been as follows:

                                              1999                  1998                   1997
                                         -----------------------------------------------------------
Estimated fair value per share of
  options granted to:
    Employees                             $4.67-$7.44           $ 5.70-$7.70             $   14.52
    Directors                             $4.74-$7.44           $      11.07             $   17.40

Effect on net earnings                    $  (547,221)          $   (128,000)            $(434,000)
Effect on basic and diluted
  earnings per share                      $     (0.03)          $      (0.01)            $   (0.02)

Assumptions:
  Annualized dividend yield                      0.70%                  0.70%                 0.70%
  Common stock price volatility                  62.1%                  39.0%                35.40%
  Risk-free rate of return                 4.41%-5.93%           5.39%- 5.65%                 5.87%
  Expected option term (years)                    5.0                    5.0                   5.0


10. Segment Information and Major Customers

The Company operates primarily in two industry segments, automotive and aerospace. Financial information for each segment and major customers is summarized as follows (in thousands):

                                                               1999
                                          --------------------------------------------
                                           Automotive        Aerospace         Total
                                          --------------------------------------------
    Net sales                              $203,963         $44,842         $248,805
    Operating profit (loss)                  (3,549)          4,076              527
    Identifiable assets                     252,556          45,802          298,358
    Depreciation and
     amortization expenses                   22,916           1,175           24,091
    Capital expenditures                     15,730           1,611           17,341

                                                                   1998
                                             ----------------------------------------------
                                              Automotive         Aerospace         Total
                                             ----------------------------------------------
    Net sales                                  $195,891           $49,484         $245,375
    Operating profit (loss)                      (8,765)            3,177           (5,588)
    Identifiable assets                         276,063            52,696          328,759
    Depreciation and
      amortization expense                       20,167             1,246           21,413
    Capital expenditures                         47,577             1,408           48,985

                                                                   1997
                                             ----------------------------------------------
                                              Automotive         Aerospace         Total
                                             ----------------------------------------------
    Net sales                                  $168,869           $42,688         $211,557
    Operating profit                             45,522             4,037           49,559
    Identifiable assets                         275,153            56,403          331,556
    Depreciation and
       amortization expense                      13,842             1,755           15,597
    Capital expenditures                         85,304             1,893           87,197

The automotive segment includes the design, development and manufacture of propellant-actuated devices for use in automotive safety products. The products currently in production are inflators and electric initiators which are sold to automotive module and inflator manufacturers. The aerospace segment primarily includes the manufacture and sale of propellant and explosive-actuated devices for the U.S. government and prime contractors of the U.S. government and foreign governments, and the manufacture and sale of similar explosive-actuated devices for commercial aircraft. Customer payments of accounts receivable are reasonably prompt and collateral is not required.

Customers representing 10% or more of consolidated net sales are as follows:

                                           1999         1998         1997
                                         ----------------------------------
    Takata Corporation                       30%         33%          24%
    Daicel Chemical Industries               11%         12%           7%
    Delphi Interior & Lighting               20%         15%          18%

Sales to foreign customers were 44%, 48%, and 38%, of consolidated net sales for the years 1999, 1998 and 1997, respectively, and consisted primarily of sales to Asian automotive module and inflator manufacturers. The Company ships product to its Asian automotive customers' manufacturing operations located both in the United States and Asia.

Accounts receivable are summarized as follows (in thousands):

                                              1999             1998
                                            ------------------------
    Automotive                              $27,812          $30,366
    Aerospace                                 7,424           13,632
                                            ------------------------
                                            $35,236          $43,998
                                            ========================

11. Quarterly Results of Operations (Unaudited)

                                                       October 31      January 31        April 30        July 31
                                                   ----------------------------------------------------------------
                                                                    (in thousands, except share data)
1999
----
Net sales                                                  $56,793          $59,434        $ 66,700         $65,878
Gross profit (loss)                                          1,509            2,871           5,969           7,505
Net earnings (loss)                                         (2,716)          (1,001)            324             985
Earnings (loss) per share--basic and diluted               $ (0.13)         $ (0.05)       $   0.02         $  0.05

1998
----

Net sales
Gross profit (loss)                                        $57,335          $59,414        $ 63,592         $65,034
Earnings (loss) before cumulative effect of                 10,164            8,109         (12,908)          1,439
  change in accounting principle
Cumulative effect of change in accounting
  principle                                                  4,632            2,378         (14,925)         (1,361)
Net earnings (loss)
                                                            10,040                -               -               -
Earnings (loss) per  share before cumulative                (5,408)           2,378         (14,925)         (1,361)
  effect of change in accounting principle--basic
  and diluted
Cumulative effect of change in accounting
  principle--basic and diluted
                                                           $  0.23          $  0.12        $  (0.72)        $ (0.08)
 Earnings (loss) per share--basic and diluted
                                                           $ (0.49)               -               -               -
                                                           $ (0.26)         $  0.12        $  (0.72)        $ (0.08)

During the quarter ended July 31, 1999, the Company received a $2.8 million royalty payment net of tax related to the technology transfer agreement with Daicel. The royalty payment was recognized as other income ratably over the year ended July 31, 1999. During the quarters ended July 31, 1998, the Company recorded other income of $1.8 million net of tax, or $0.09 per share, related to royalty payments received under the technology transfer agreement with Daicel.

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

Item 9 -  Changes In And Disagreements With Accountants On Accounting And
-------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable

                                   PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 2000 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1999.

Item 11 - Executive Compensation
--------------------------------

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 2000 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1999.

Item 12 - Security Ownership Of Certain Beneficial Owners And Management
-------------------------------------------------------------------------

The information required by this item will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 2000 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1999.

Item 13 - Certain Relationships And Related Transactions
--------------------------------------------------------

The information required by this item, if any, will appear in, and is incorporated by reference from, the Registrant's definitive proxy statement for its 2000 annual shareholders' meeting to be filed with the Securities and Exchange Commission prior to November 29, 1999.

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules And Reports On Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as a part of this report:

     (1)  Financial Statements:
          Report of Independent Auditors

               Consolidated Balance Sheets - July 31, 1999 and 1998

               Consolidated Statements of Operations
               Years ended July 31, 1999, 1998, and 1997

               Consolidated Statements of Stockholders' Equity
               Years ended July 31, 1999, 1998, and 1997

               Consolidated Statements of Cash Flows
               Years ended July 31, 1999, 1998, and 1997

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

     (3) Exhibits required to be filed by Item 601 of Regulation S-K and paragraph (c) of this Item 14:

          Exhibit 3.1 -  Articles of Incorporation, as amended (filed herewith).

          Exhibit 3.2 -  By-laws, as amended (filed herewith).

          Exhibit 10.1 - Amended and Restated Revolving Credit Agreement, dated
                         April 10, 1998 (incorporated by reference from the Company's Form 10-Q for the period ended May 1, 1998).

          Exhibit 10.2 - First Amendment to Amended and Restated Revolving
                         Credit Agreement dated June 11, 1998 (incorporated by reference from the Company's Form 10-K for the period ended July 31, 1998).

          Exhibit 10.3 -  Second Amendment to Amended and Restated Revolving
                          Credit Agreement dated December 10, 1998 (incorporated by reference from the Company's Form 10-Q for the period ended October 30, 1998).

          Exhibit 10.4 -  Retirement Agreement dated May 15, 1990 between the
                          Company and Charles B. Kafadar (filed herewith).

          Exhibit 10.5 -  Rights Agreement dated March 25, 1998 between the
                          Company and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference from the Company's Form 8-A filed April 8, 1998).

          Exhibit 10.6 -  First Amendment to Rights Agreement dated February 19,
                          1999 between the Company and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference from the Company's Form 8-K filed February 19, 1999).

          Exhibit 10.7 -  Second Amendment to Rights Amendment dated August 23,
                          1999 among the Company, Chase Mellon Shareholder Services, L.L.C. and LaSalle Bank National Association (incorporated by reference from the Company's Form 8-K filed August 24, 1999).

          Exhibit 10.8 -  OEA, Inc. 1997 Employee Stock Purchase Plan
                          (incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed November 28, 1997).

          Exhibit 10.9 -  OEA, Inc. Employee's Stock Option Plan (incorporated by reference from the Company's Form S-8 filed November 11, 1998).

          Exhibit 10.10 - OEA, Inc. Nonemployee Director's Stock Option Plan
                          (incorporated by reference from the Company's Form S-8 filed November 11, 1998).

          Exhibit 10.11 - OEA, Inc. Director's Compensation Plan (incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed December 15, 1998).

          Exhibit 10.12 - Form of Change of Control Employment Agreement (filed herewith).

          Exhibit 21 -  During fiscal year 1999, the Registrant was the parent company of each of the following described companies:

                                                                    Percent of Outstanding
                               Corporation                          Stock Owned by Parent
                               -----------                          ----------------------
          OEA Aerospace, Inc. a California corporation, which               100%
          owns 100% of Aerotest Operations, Inc., a California
          corporation

          OEA Europe S.A.R.L., a corporation in France                      100%

          The above entities are included in the consolidated financial statements of the Registrant being submitted herewith.

          Exhibit 23 -  Consent of Ernst & Young LLP

          Exhibit 27 -  Financial Data Schedule

(b)  Reports on Form 8-K during the quarter ended July 31, 1999.

     None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 1999

                                        OEA, INC.
                                        Registrant


                                        By /s/ Robert J. Schultz
                                          ------------------------------------
                                          Robert J. Schultz, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Directors and Officers
----------------------


/s/ Robert J. Schultz                   /s/ Charles B. Kafadar
__________________________________      ______________________________________
Robert J. Schultz, Chairman             Charles B. Kafadar, CEO, Principal
                                        Executive Officer, and Director

/s/ George S. Ansell                    /s/ Philip E. Johnson
__________________________________      ______________________________________
George S. Ansell, Director              Philip E. Johnson, Director


/s/ Donald E. Miller                    /s/ J. Thompson McConathy
__________________________________      ______________________________________
Donald E. Miller, Director              J. Thompson McConathy, Vice President
                                        Finance and Principal Financial Officer

/s/ Jepson S. Fuller
__________________________________
Jepson S. Fuller, Controller and
Principal Accounting Officer