Form 10-K/A
period 1999-07-31
OEA INC /DE/
filed 1999-10-21
CIK 73864

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              _________________
                                 FORM 10-K/A
                              _________________

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

Financial Information about Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------
(in thousands)




Sales to Unaffiliated Customers                     FY 1999                   FY 1998                   FY 1997
-------------------------------                 ----------------          ----------------           ---------------



United States                                 $         139,143                   126,777          $        131,201

Foreign Sales
      Asia                                               70,974                    83,307                    66,901
      Europe                                             18,183                    18,974                    12,724
      Other                                              20,505                    16,317                       731
                                                ----------------          ----------------           ---------------

         Total Foreign Sales                            109,662                   118,598                    80,356
                                                ----------------          ----------------           ---------------


                     Total Sales              $         248,805                   245,375          $        211,557
                                                ================          ================           ===============



Identifiable Assets
-------------------

      United States                           $         264,281         $         294,614          $        313,647

      France                                             34,077                    34,145                    17,909
                                                ----------------          ----------------           ---------------

                  Total Assets                $         298,358         $         328,759          $        331,556
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