Form 10-Q
period 1999-10-31
OEA INC /DE/
filed 1999-12-15
CIK 73864

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        [X]  Quarterly  Report Pursuant to  Section 13 or  15 (d)
                    of the Securities Exchange Act of 1934

                For the Quarterly period ended October 31, 1999
                                               ----------------

                                      OR

        [_]  Transition  Report Pursuant to  Section  13 or  15(d)
                         of the Securities Act of 1934

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

          P.O. Box 100488
         Denver, Colorado                                  80250
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code (303) 693-1248
         ____________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  [X]   No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            20,616,504 Shares of Common Stock at December 10, 1999.

================================================================================

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Condensed Balance Sheets
             October 31, 1999 (unaudited)
             and July 31, 1999.............................................  3

          Consolidated Condensed Statements of Operations (unaudited)
             Three Months Ended October 31, 1999
             and October 30, 1998..........................................  4

          Consolidated Condensed Statements of Cash Flows (unaudited)
             Three Months Ended October 31, 1999
             and October 30, 1998..........................................  5

          Notes to Consolidated Condensed Financial
             Statements (unaudited)........................................  6

     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  9

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.... 16


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................. 17

     ITEM 2. Changes in Securities and Use of Proceeds..................... 17

     ITEM 3. Defaults on Senior Securities................................. 17

     ITEM 4. Submission of Matters to a Vote of Security Holders........... 17

     ITEM 5. Other Information............................................. 17

     ITEM 6. Exhibits and Reports on Form 8-K.............................. 17

                                   OEA, INC.
                                   ---------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                (in thousands)

                                    ASSETS

                                                                          October 31, 1999            July 31, 1999
                                                                     --------------------------  ------------------------
                                                                            (Unaudited)
Current Assets:

   Cash and Cash Equivalents                                            $                  881      $              2,445
   Accounts Receivable, Net                                                             34,041                    35,236
   Unbilled Costs and Accrued Earnings                                                   7,568                     6,302
   Income Taxes Receivable                                                               5,700                     3,858
   Inventories:
       Raw Material and Component Parts                                                 21,974                    24,056
       Work-in-Process                                                                  14,779                    12,139
       Finished Goods                                                                    7,369                     7,399
                                                                        ----------------------      --------------------
           Total Inventory                                                              44,122                    43,594
   Prepaid Expenses and Other                                                            5,180                     4,440
                                                                        ----------------------      --------------------
           Total Current Assets                                                         97,492                    95,875
Property, Plant and Equipment                                                          292,047                   287,624
   Less: Accumulated Depreciation                                                       97,624                    90,907
                                                                        ----------------------      --------------------
              Property, Plant and Equipment, Net                                       194,423                   196,717
Long-term Receivable                                                                     2,000                     2,000
Investment in Foreign Joint Venture                                                      2,323                     2,323
Other Assets                                                                             1,438                     1,443
                                                                        ----------------------      --------------------
           Total Assets                                                 $              297,677      $            298,358
                                                                        ======================      ====================

                                                LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                                                     $               26,521      $             25,665
   Interest Payable                                                                      2,013                     2,137
   Accrued Expenses                                                                      8,150                     6,390
                                                                        ----------------------      --------------------
            Total Current Liabilities                                                   36,684                    34,192
Long-term Bank Borrowings                                                               91,000                    91,000
Deferred Income Taxes                                                                   16,009                    16,009
Other                                                                                      582                       583
                                                                        ----------------------      --------------------
            Total Liabilities                                                          144,275                   141,784
Stockholders' Equity:
   Common Stock - $.10 par value,
   Authorized 50,000,000 Shares:
        Issued - 22,019,700 Shares                                                       2,202                     2,202
   Additional Paid-In Capital                                                           13,417                    13,376
   Retained Earnings                                                                   143,578                   146,333
       Less: Cost of Treasury Shares, 1,403,903 and 1,408,379                           (2,110)                   (2,117)
   Equity Adjustment from Translation                                                   (3,686)                   (3,220)
                                                                         ----------------------      --------------------
            Total Stockholders' Equity                                                 153,401                   156,574
                                                                        ----------------------      --------------------
            Total Liabilities and Stockholders' Equity                  $              297,677      $            298,358
                                                                        ======================      ====================

                                   OEA, INC.
                                   ---------
          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited)
          ----------------------------------------------------------
                       (in thousands, except share data)



                                                                                     Three Months Ended
                                                                           October 31, 1999           October 30, 1998
                                                                        ----------------------      --------------------
Net Sales                                                               $               59,974      $             56,793
Cost of Sales                                                                           57,578                    55,284
                                                                        ----------------------      --------------------
      Gross Profit                                                                       2,397                     1,509

Selling, General and Administrative Expenses                                             4,288                     2,725
Research and Development Expenses                                                        1,452                     1,005
                                                                        ----------------------      --------------------
      Operating Profit (Loss)                                                           (3,343)                   (2,221)

Other Income (Expense):
   Interest Income                                                                          52                        34
   Interest Expense                                                                     (1,882)                   (1,916)
   Royalty Income & Other, Net                                                             795                       113
                                                                        ----------------------      --------------------
                                                                                        (1,035)                   (1,769)
                                                                        ----------------------      --------------------
      Earnings (Loss) Before Income Tax Benefit                                         (4,378)                   (3,990)

Federal and State Income Tax Benefit                                                    (1,623)                   (1,274)
                                                                        ----------------------      --------------------
      Net Earnings (Loss)                                               $               (2,754)     $             (2,716)
                                                                        ======================      ====================
      Earnings (Loss) Per Share - Basic & Diluted                       $                (0.13)     $              (0.13)
                                                                        ======================      ====================
Weighted Average Number of Shares Outstanding :
      Basic                                                                         20,612,037                20,595,964
                                                                        ======================      ====================
Weighted Average Number of Shares Outstanding :
      Diluted                                                                       20,612,037                20,595,964
                                                                        ======================      ====================

                                   OEA, INC.
                                   ---------
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
          ----------------------------------------------------------
                                (in thousands)



                                                                                     Three Months Ended
                                                                           October 31, 1999           October 30, 1998
                                                                        ----------------------      --------------------
Operating Activities
     Net Loss                                                           $               (2,754)     $             (2,716)
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       Depreciation and Amortization                                                     6,880                     5,788
       Decrease in deferred compensation payable                                           ---                        (9)
       (Gain) loss on disposal of property, plant, and equipment                             4                        (1)
       Changes in operating assets and liabilities:
         Accounts receivable                                                             1,147                    (1,505)
         Unbilled costs and accrued earnings                                            (1,266)                     (644)
         Inventories                                                                      (558)                    5,960
         Prepaid expenses and other                                                       (741)                      518
         Accounts payable and accrued expenses                                           2,557                    (1,015)
         Income taxes payable                                                           (1,869)                    3,888
                                                                        ----------------------      --------------------
           Net cash provided by operating activities                                     3,400                    10,264

Investing Activities:
     Capital expenditures                                                               (4,959)                   (6,613)
     Proceeds from sale of property, plant, and equipment                                    3                         3
     Decrease in cash value of life insurance                                               20                       ---
     Increase in other assets, net                                                         (70)                      (38)
                                                                        ----------------------      --------------------
         Net cash used in investing activities                                          (5,006)                   (6,648)

Financing Activities:
     Proceeds from issuance of treasury stock                                               31                        20
     Capital contributions                                                                  17                       ---
     Increase in borrowings, net                                                           ---                    11,000
                                                                        ----------------------      --------------------
         Net cash provided by financing activities                                          48                    11,020
         Effect of exchange rate changes on cash                                            (6)                   (1,067)
                                                                        ----------------------      --------------------
         Net increase (decrease) in cash and cash equivalents                           (1,564)                   13,569

Cash and cash equivalents at beginning of period                                         2,445                     1,920
                                                                        ----------------------      --------------------
Cash and cash equivalents at end of period                              $                  881      $             15,489
                                                                        ======================      ====================

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The unaudited financial statements furnished above reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results of operations for the three month period ended October 31, 1999.

Refer to the Company's annual financial statements for the year ended July 31, 1999, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position.


Note 2- Comprehensive Income

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments or contributions by stockholders. Total comprehensive income for the first three months of fiscal 2000 and fiscal 1999 were:

                                               FY 2000    FY 1999
                                              ---------  ---------
     Net Loss                                 $  (2,754) $  (2,716)
     Equity Adjustment from Translation            (466)       637
                                              ---------  ---------
     Total Comprehensive Loss                 $  (3,220) $  (2,079)
                                              =========  =========


Note 3 - Segment Information

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires public companies to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. Under Statement No. 131, operating segments are to be determined based on how management measures performance and makes decisions about allocating resources. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in the fourth quarter of fiscal 1999.

                                   OEA, INC.
                                   ---------
           Financial Information about Industry Segments (Unaudited)
           --------------------------------------------------------
                                (in thousands)


                                                                                     Three Months Ended

                                                                          October 31, 1999          October 30, 1998
                                                                       ----------------------     ---------------------
Sales to Unaffiliated Customers
-------------------------------
          Automotive                                                   $               51,074     $              46,435
          Aerospace                                                                     8,900                    10,358
                                                                       ----------------------     ---------------------
           TOTAL                                                       $               59,974     $              56,793
                                                                       ======================     =====================


Inter-Segment Sales or Transfers
--------------------------------
          Automotive                                                   $                  ---     $                 ---
          Aerospace                                                                         2                        26
                                                                       ----------------------     ---------------------
           TOTAL                                                       $                    2     $                  26
                                                                       ----------------------     ---------------------



Operating Profit (Loss)
-----------------------
          Automotive                                                   $               (3,646)    $              (2,769)
          Aerospace                                                                       302                       548
                                                                       ----------------------     ---------------------
           TOTAL                                                       $               (3,343)    $              (2,221)
                                                                       ======================     =====================


Note 4 - Bank Borrowings

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998 and December 10, 1998 and is secured by substantially all of the Company's assets. At the Company's request, this agreement was again amended effective December 9, 1999 to reduce the amount of the facility to $125 million, effective immediately, with a further reduction to $115 million effective January 31, 2000, and to waive compliance with the debt to EBITDA covenant for the first quarter of fiscal 2000. The Company's principal bank is acting as agent for the banks under this agreement. At October 31, 1999, the Company had $91 million of long term debt outstanding on this credit facility. All outstanding debt at October 31, 1999 is classified as long-term because no portion is either due or expected to be permanently repaid within the next twelve-month period. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information regarding this credit facility.

 ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 OEA, Inc. is referred to herein as "OEA" or the "Company." This report contains certain forward-looking statements within the meaning of Section 27E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, inflator prices, inflator and initiator demand, sales volume increases, the utilization rate of the Company's inflator manufacturing facility, the timing and benefits of cost reduction programs and improved manufacturing processes, year 2000 compliance, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements under the caption "Disclosure Regarding Forward-Looking Statements" in OEA's Annual Report on Form 10-K for the year ended July 31, 1999 and Form 8-K filed on June 4, 1998 for a description of various factors that might cause OEA's actual results to differ materially from those contemplated by such forward-looking statements.

 A summary of the principal items included in the consolidated statements of earnings, on a percent of sales basis, is shown below:

                                                                           Comparison of
                                                                           -------------
                                                                         Three Months Ended
                                                                         ------------------
                                               October 31, 1999                                      October 30, 1998
                                               ----------------                                      ----------------
                                       Dollars                                               Dollars
                                    (in thousands)             % of Sales                 (in thousands)             % of Sales
                               ---------------------      -----------------          ---------------------      -----------------
Net Sales                                    $59,974                  100.0%                       $56,793                  100.0%
Cost of Sales                                 57,578                   96.0%                        55,284                   97.3%
                               ---------------------      -----------------          ---------------------      -----------------
Gross Margin                                   2,397                    4.0%                         1,509                    2.7%
General and                                    4,288                    7.2%                         2,725                    4.8%
Administrative Expenses
Research and                                   1,452                    2.4%                         1,005                    1.8%
Development Expenses
                               ---------------------      -----------------          ---------------------      -----------------
Operating Profit (Loss)                       (3,343)                  (5.6%)                       (2,221)                  (3.9%)
Other Expense, Net                            (1,035)                  (1.7%)                       (1,769)                  (3.1%)
                               ---------------------      -----------------          ---------------------      -----------------
Earnings (Loss) Before Tax                    (4,378)                  (7.3%)                       (3,990)                  (7.0%)
Income Tax Benefit                            (1,623)                  (2.7%)                       (1,274)                  (2.2%)
                               ---------------------      -----------------          ---------------------      -----------------
Net Earnings (Loss)                          $(2,754)                  (4.6%)                      $(2,716)                  (4.8%)
                               =====================      =================          =====================      =================

NET SALES
---------

Net sales increased 5.6% to $60.0 million for the first quarter ended October 31, 1999, as compared to prior-year first quarter sales of $56.8 million.

Automotive segment sales increased 10.1% ($4.7 million) to $51.1 million in the first quarter as compared to the prior-year period, driven by increased inflator sales. Inflator unit shipments increased 35.9% to over 2.2 million units in the first quarter of fiscal 2000 as compared to 1.6 million units in the prior-year period. This was driven by significantly increased demand for our side-impact inflators, partially offset by a material reduction in our passenger inflator sales to Asian customers. The reduction was due to the current economic situation in Asia and is expected to partially rebound in subsequent quarters.
A 3.2% weighted average reduction in inflator sales price and the shift in product mix toward lower priced side-impact inflators resulted in an increase in the dollar value of inflator sales of 21.2% ($6.9 million) in the current year quarter as compared to the prior-year period. This increase in inflator demand reflects continued strong customer acceptance of our products. Initiator unit shipments to outside customers decreased 10.9% to 5.3 million units and net sales decreased 16.2% to $11.4 million compared to the prior year period. Management believes the decrease in third party initiator sales was due to inventory balancing by a major customer.

Aerospace segment sales were $8.9 million in the first quarter of fiscal 2000, a decline of 15.1% ($1.6 million) from the first quarter of fiscal 1999. The decline in revenue primarily resulted from timing of sales orders for propellant actuated devices related to the Delta program.


COST OF SALES
-------------

Cost of sales for the quarter ended October 31, 1999 were $57.6 million, as compared to $55.3 million for the same period last year.

Automotive segment cost of sales for the first quarter of fiscal 2000 increased 8.6% ($2.3 million) to $50.1 million as compared to the prior year period, due primarily to increased inflator shipments. As a percentage of sales, cost of sales decreased from 99.4% in fiscal 1999 first quarter to 98.0% in the current period. This reflects productivity gains made as a result of our cost reduction initiatives, partially offset by current year price reductions and a shift in product mix to lower margin side inflators. Customer demand for our side-impact inflators increased sharply in the first quarter, significantly exceeding the designed capacity of the production line. Considerable additional resources and costs were required to meet the customer demand in the quarter and are expected to be partially carried forward in subsequent quarters.

Our new inflator production facility represents 10 million of our 15 million unit annual inflator capacity. In fiscal 1999, this facility was operating significantly below capacity, averaging 29% utilization for the year. In the first quarter of fiscal 2000, we made significant progress by improving utilization to over 51%. We expect continued improvement throughout fiscal 2000.

Aerospace segment cost of sales decreased 20.5% to $7.3 million in the first quarter of fiscal 2000, as compared to the prior-year period. This decrease was primarily due to reduced sales and a non-recurring performance issue experienced last year on our TLX (Thin Layered Extrusion) product.

GROSS MARGIN
------------

Gross margin for the quarter ended October 31, 1999 was $2.4 million (4.0% of net sales), as compared to $1.5 million (2.6% of net sales) for the comparable period last year.

Automotive segment gross margin for quarter was $1.0 million (2% of net automotive sales), as compared to $0.3 million (0.6% of net automotive sales) for the prior-year period. This increase in gross margin is primarily due to our cost reduction initiatives partially offset by current year price reductions and less favorable product mix as discussed above.

Aerospace segment gross margin was $1.6 million (17.4% of net aerospace sales) for the first quarter of fiscal 2000, as compared to $1.3 million (11.9% of net aerospace sales) for the prior-year period. The current year increase in gross margin is primarily the result of cost related margin improvement on the TLX product line.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses for the quarter ended October 31, 1999 were $4.3 million (7.2% of net sales), as compared to $2.7 million (4.8% of net sales) for the prior-year period. The current year increase was primarily due to premium freight costs incurred to meet customer delivery schedules as a result of significantly higher than expected demand for products manufactured in our new inflator production facility. We expect to continue incurring premium freight costs into the second quarter until production can be ramped up to meet demand.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

Research and development expenses for the quarter ended October 31, 1999 were $1.5 million (2.4% of net sales), as compared to $1.0 million (1.8% of net sales) for the comparable period last year. This increased R&D effort reflects continued work on our "smart" (dual-stage) inflators, curtain inflators, micro-gas generators for seat belt pretensioning systems, and other new products in various stages of development. We believe our leading technology has been an important part of our success over the years and plan on continuing to invest in research and development to maintain our technological leadership.


OPERATING PROFIT (LOSS)
-----------------------

We recorded an operating loss for the first quarter of fiscal 1999 of $3.3 million (-5.6% of net sales), as compared to a loss of $2.2 million (-3.9% of net sales) for the prior-year period. Operating profit was impacted by the increased SG&A and R&D expenses as discussed above.

OTHER INCOME (EXPENSE)
----------------------

Other expenses for the first quarter of fiscal 2000 were $1.0 million (1.7% of net sales), as compared to other expenses of $1.8 million (3.1% of net sales) for the prior-year period. The reduction in other expenses was primarily due to $0.8 million of fixed and variable royalty income recognition in the first quarter of fiscal 2000. Royalty income from our Asian licensee, Daicel Chemical Industries, is earned throughout the year, with payment received annually in the fiscal fourth quarter. We began accruing this income on a quarterly basis in the second quarter of fiscal 1999 to reflect quarterly earned income and improve comparisons between quarters. Interest expense was $1.9 million for the first quarters of both the current and prior fiscal year due to the effect of our lower debt level in fiscal 2000 being offset by a higher effective interest rate.


NET EARNINGS
------------

We recorded a net loss for the first quarter of fiscal 2000 of $2.8 million (- 4.6% of net sales), as compared to a net loss of $2.7 million (-4.8% of net sales) for the prior-year period. Basic loss per share was $0.13 for the first quarter of both fiscal 1999 and 2000. Net earnings were significantly impacted by the increased SG&A and R&D expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our working capital improved during the quarter to $60.8 million from $61.7 million at July 31, 1999. During the three months ended October 31, 1999, we made capital expenditures totaling approximately $5.0 million, which were funded from cash flows from operations and bank borrowings. On April 10, 1998, we entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998 and December 10, 1998 and is secured by substantially all of our assets.
At our request, this agreement was again amended effective December 9, 1999 to reduce the amount of the facility to $125 million, effective immediately, with a further reduction to $115 million effective January 31, 2000, and to waive compliance with the debt to EBITDA covenant for the first quarter of fiscal 2000. Our principal bank is acting as agent for the banks under this agreement. At October 31, 1999, the applicable interest rate was 7.54%. This credit facility expires on December 18, 2000, and we are currently assessing our alternatives with respect to refinancing this indebtedness. At October 31, 1999, we had $91.0 million of long-term debt outstanding under this credit facility. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met through borrowings under the credit facility and from internally generated funds.

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

Our largest Year 2000 undertaking has been the replacement of our existing ERP system (Accounting, Inventory Control, and Manufacturing) with Year 2000 certified software. We have successfully implemented and tested the new system in our Denver and Utah operations. In addition, we have upgraded our Human Resources, Payroll, and Fixed-asset tracking software to the latest versions, each of which have been certified by the third-party vendor as Year 2000 compliant. We have also implemented network client management software that will allow us to audit our PC hardware and software and to allow for the rapid deployment of software updates and service packs that address any ancillary Year 2000 issues. Our fiscal Year 2000 began August 1, 1999. We also began booking
calendar Year 2000 production orders in our MRP system in October 1999.   All of
our operations continued after these milestones without any Year 2000 related problems.


Non-Information Systems

We have completed an exhaustive inventory, remediation, and certification of all manufacturing equipment, including factory automation devices. More than 98% of our manufacturing equipment has been tested and is Y2K ready.


All telecommunications and environmental controls technology systems have been Year 2000 certified by third party vendors.


Third Party Suppliers and Customers

Our Year 2000 program also includes assessment of the business impact on us of the failure of third party suppliers and customers to provide needed products, services, information and payments. We have assessed the Year 2000 readiness of each of our suppliers who is deemed critical to our operations, as well as the Year 2000 status of our major customers. Our transportation providers and local utilities also have been included in our supplier surveys.

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


Given our current state of readiness, if no further remediation effort was made, the most reasonably likely worst case scenario would be only minor disruptions in internal operations. However, external disruptions of our supplier base and the economy in general could have a materially adverse impact on the Company. The magnitude of potential worst case impact cannot be reasonably estimated at this time.


Our current contingency planning efforts are focused on working to identify additional sources of supply for critical materials. We are planning on increasing raw material and finished goods inventories to ensure that our customers are not adversely effected by any unforeseen disruption in the supply chain. During these last few weeks of 1999, we will be assessing other potential business disruption risks and fine tuning contingency plans to mitigate such risks. Our rollover plan includes technical staffing for systems monitoring and testing during a plant wide production shutdown, which will occur December 31, 1999 through January 2, 2000.


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)    Exhibits

                10.1 Third Amendment and Waiver to Amended and Restated Revolving Credit Agreement

                27.1  Financial Data Schedule


         (b)    Reports on Form 8-K
                Form 8-K filed on August 23, 1999 reporting under items 5 and 7

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  OEA, INC.
                                       ----------------------------------------
                                                (Registrant)



       December 15, 1999
 -----------------------------         ----------------------------------------
       Date                            J. Thompson McConathy
                                       Vice President Finance
                                       (Principal Financial and Accounting
                                       Officer)




       December 15, 1999
------------------------------         ----------------------------------------
       Date                            Charles B. Kafadar
                                       Chief Executive Officer
                                       (Principal Executive Officer)