Form 10-Q
period 2000-01-30
OEA INC /DE/
filed 2000-03-15
CIK 73864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  Quarterly  Report Pursuant to  Section 13 or  15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly period ended January 30, 2000
                                               ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              20,620,899 Shares of Common Stock at March 8, 2000.

                                     INDEX


                                                                                Page No.
                                                                                --------

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

            Consolidated Condensed Balance Sheets
               January 30, 2000 (unaudited)
               and July 31, 1999...............................................       3

            Consolidated Condensed Statements of Operations (unaudited)
            Three Months and Six Months Ended January 30, 2000
            and January 29, 1999...............................................       4

            Consolidated Condensed Statements of Cash Flows (unaudited)
            Six Months Ended January 30, 2000
            and January 29, 1999...............................................       5

            Notes to Consolidated Condensed Financial Statements (unaudited)          6

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................       8

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk......      13


PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings...............................................      14

     ITEM 2.   Changes in Securities and Use of Proceeds.......................      14

     ITEM 3.   Defaults on Senior Securities...................................      14

     ITEM 4.   Submission of Matters to a Vote of Security Holders.............      14

     ITEM 5.   Other Information...............................................      15

     ITEM 6.   Exhibits and Reports on Form 8-K................................      15

                                                        OEA, INC.
                                                        ---------
                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                          -------------------------------------
                                                     (in thousands)

                                                         ASSETS
                                                                          January 30, 2000            July 31, 1999
                                                                     --------------------------  ------------------------
                                                                            (Unaudited)
Current Assets:

   Cash and Cash Equivalents                                            $               19,409      $              2,445
   Accounts Receivable, Net                                                             37,694                    35,236
   Unbilled Costs and Accrued Earnings                                                   5,022                     6,302
   Income Taxes Receivable                                                               3,115                     3,858
   Inventories:
       Raw Material and Component Parts                                                 21,809                    24,056
       Work-in-Process                                                                  14,037                    12,139
       Finished Goods                                                                    9,404                     7,399
                                                                        ----------------------      --------------------
           Total Inventory                                                              45,250                    43,594
   Prepaid Expenses and Other                                                            5,782                     4,440

           Total Current Assets                                                        116,272                    95,875
Property, Plant and Equipment                                                          294,423                   287,624
   Less: Accumulated Depreciation                                                      104,448                    90,907
                                                                        ----------------------      --------------------
              Property, Plant and Equipment, Net                                       189,975                   196,717
Long-term Receivable                                                                     1,000                     2,000
Investment in Foreign Joint Venture                                                      2,323                     2,323
Other Assets                                                                             1,484                     1,443
           Total Assets                                                 $              311,054      $            298,358
                                                                        ======================      ====================

                                                LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Short-term Bank Borrowings                                           $              115,000      $                  0
   Accounts Payable                                                                     25,242                    25,665
   Interest Payable                                                                        820                     2,137
   Accrued Expenses                                                                      6,772                     6,390
                                                                        ----------------------      --------------------
            Total Current Liabilities                                                  147,834                    34,192
Long-term Bank Borrowings                                                                    0                    91,000
Deferred Income Taxes                                                                   16,009                    16,009
Other                                                                                      439                       583
                                                                        ----------------------      --------------------
            Total Liabilities                                                          164,282                   141,784
Stockholders' Equity:
   Common Stock - $.10 par value,
   Authorized 50,000,000 Shares:
        Issued - 22,019,700 Shares                                                       2,202                     2,202
   Additional Paid-In Capital                                                           13,450                    13,376
   Retained Earnings                                                                   139,208                   146,333
       Less: Cost of Treasury Shares, 1,399,911 and 1,408,379                           (2,104)                   (2,117)
   Equity Adjustment from Translation                                                   (5,982)                   (3,220)

            Total Stockholders' Equity                                                 146,773                   156,574
            Total Liabilities and Stockholders' Equity               $                 311,054   $               298,358
                                                                        ======================      ====================

                                                          OEA, INC.
                                                          ---------
                                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited)
                                  ----------------------------------------------------------
                                              (in thousands, except share data)

                                                             Three Months Ended                     Six Months Ended
                                                    January 30, 2000   January 29, 1999   January 30, 2000   January 29, 1999
                                                    -----------------  -----------------  -----------------  -----------------
Net Sales                                              $      59,568      $      59,434      $     119,542      $     116,227
Cost of Sales                                                 59,420             56,563            116,998            111,847
                                                       -------------      -------------      -------------      -------------
      Gross Profit                                               148              2,871              2,544              4,380
Selling, General and Administrative Expenses                   4,516              3,113              8,804              5,837
Research and Development Expenses                              1,452                735              2,904              1,741
                                                       -------------      -------------      -------------      -------------
      Operating Profit (Loss)                                 (5,820)              (977)            (9,164)            (3,198)
Other Income (Expense):
   Interest Income                                               265                104                317                138
   Interest Expense                                           (2,245)            (2,082)            (4,126)            (3,998)
   Royalty Income & Other, Net                                   853              1,531              1,648              1,643
                                                       -------------      -------------      -------------      -------------
                                                              (1,126)              (447)            (2,161)            (2,217)
                                                       -------------      -------------      -------------      -------------
      Earnings (Loss) Before Income Tax Benefit               (6,947)            (1,424)           (11,325)            (5,415)
Federal and State Income Tax Benefit                          (2,576)              (423)            (4,200)            (1,697)
                                                       -------------      -------------      -------------      -------------
      Net Earnings (Loss)                              $      (4,371)     $      (1,001)     $      (7,125)     $      (3,718)
                                                       =============      =============      =============      =============
      Earnings (Loss) Per Share - Basic & Diluted      $       (0.21)     $       (0.05)     $       (0.35)     $       (0.18)
                                                       =============      =============      =============      =============
Weighted Average Number of Shares Outstanding :
 Basic                                                    20,617,273         20,599,574         20,614,702         20,597,779
                                                       =============      =============      =============      =============
Weighted Average Number of Shares Outstanding :
 Diluted                                                  20,617,273         20,599,574         20,614,702         20,597,779
                                                       =============      =============      =============      =============

                                                        OEA, INC.
                                                        ---------
                               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                               ----------------------------------------------------------
                                                     (in thousands)

                                                                                      Six Months Ended
                                                                          January 30, 2000             January 29, 1999
                                                                        ----------------------      --------------------
Operating Activities
     Net Loss                                                           $               (7,125)     $             (3,718)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
       Depreciation and Amortization                                                    14,238                    11,692
       Decrease in deferred compensation payable                                            (1)                      (13)
       Gain on disposal of property, plant, and equipment                                  ---                        (5)
       Changes in operating assets and liabilities:
         Accounts receivable                                                            (1,709)                      165
         Unbilled costs and accrued earnings                                             1,280                       379
         Inventories                                                                    (1,849)                    6,315
         Prepaid expenses and other                                                     (1,552)                      692
         Accounts payable and accrued expenses                                            (910)                   (1,941)
         Income taxes payable                                                              692                     3,006
                                                                        ----------------------      --------------------
           Net cash provided by operating activities                                     3,064                    16,572
Investing Activities:
     Capital expenditures                                                               (9,989)                  (11,006)
     Proceeds from sale of property, plant, and equipment                                    9                         8
     Decrease in cash value of life insurance                                               20                       (82)
     Increase in other assets, net                                                        (172)                      ---
                                                                        ----------------------      --------------------
         Net cash used in investing activities                                         (10,132)                  (11,080)
Financing Activities:
     Proceeds from issuance of treasury stock                                               54                        22
     Capital contributions                                                                  32                        33
     Payment of Dividends                                                                  ---                    (1,699)
     Increase in borrowings, net                                                        24,000                    (3,000)
                                                                        ----------------------      --------------------
         Net cash provided by (used in) financing activities                            24,087                    (4,644)
         Effect of exchange rate changes on cash                                           (54)                      208
                                                                        ----------------------      --------------------
         Net increase in cash and cash equivalents                                      17,019                     1,056
Cash and cash equivalents at beginning of period                                         2,445                     1,920
                                                                        ----------------------      --------------------
Cash and cash equivalents at end of period                              $               19,409      $              2,976
                                                                        ======================      ====================

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The unaudited financial statements furnished above reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of OEA's management, necessary for a fair statement of the results of operations for the three-month period ended January 30, 2000.

Refer to the Company's annual financial statements for the year ended July 31, 1999, for a description of the Company's accounting policies, which have been continued without change. Also, refer to the footnotes with those financial statements for additional details of the Company's financial condition, results of operations, and changes in financial position at that time.

Note 2- Comprehensive Income

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income. Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments or contributions by stockholders. Total comprehensive income (loss) for the first six months of fiscal 2000 and fiscal 1999 were:

(in thousands)                               FY 2000    FY 1999
                                            ---------  ---------
     Net Loss                                $(7,125)   $(3,718)
     Equity Adjustment from Translation       (2,762)       916
                                            ---------  ---------
     Total Comprehensive Loss                $(9,887)   $(2,802)
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


                                                                                      Six Months Ended
                                                                                       (in thousands)
                                                                          January 30, 2000           January 29, 1999
                                                                       -----------------------    ----------------------
       Sales to Unaffiliated Customers
       -------------------------------
          Automotive                                                   $              103,913     $              94,874
          Aerospace                                                                    15,628                    21,353
                                                                       ----------------------     ---------------------
               TOTAL                                                   $              119,542     $             116,227
                                                                       ======================     =====================


       Operating Profit (Loss)
       -----------------------
          Automotive                                                   $               (7,167)    $              (4,860)
          Aerospace                                                                    (1,997)                    1,662
                                                                       ----------------------     ---------------------
               TOTAL                                                   $               (9,164)    $              (3,198)
                                                                       ======================     =====================


Note 4 - Bank Borrowings

On April 10, 1998, the Company entered into a $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998, December 10, 1998, and December 9, 1999. The credit facility was reduced to $115 million and is secured by substantially all of the Company's assets. At the Company's request, this agreement was again amended on February 17, 2000 to waive compliance with the tangible net worth, debt to EBITDA, and minimum interest coverage covenants for the second quarter of fiscal 2000. The Company's principal bank is acting as agent for the banks under this agreement. At January 30, 2000, the Company had $115.0 million of debt outstanding on this credit facility. The Company's debt, net of cash, was $95.6 million at January 30, 2000. All outstanding debt at January 30, 2000 is classified as short-term as the credit facility expires on December 18, 2000. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information regarding this credit facility.

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 OEA, Inc., together with its subsidiaries, is referred to herein as "OEA" or the "Company." This report contains certain forward-looking statements within the meaning of Section 27E of the Securities Exchange Act of 1934, as amended, including statements regarding Company strategy, its soundness, the inflator and initiator market, inflator prices, inflator and initiator demand, sales volume increases, the utilization rate of the Company's inflator manufacturing facility, the timing and benefits of cost reduction programs and improved manufacturing processes, aerospace sales following the development phase of new programs, as well as other statements or implications regarding future events. Actual results or events may differ materially from these forward-looking statements depending on a variety of factors. Reference is made to the cautionary statements under the caption "Disclosure Regarding Forward-Looking Statements" in OEA's Annual Report on Form 10-K for the year ended July 31, 1999 and Form 8-K filed on June 4, 1998 for a description of various factors that might cause OEA's actual results to differ materially from those contemplated by such forward-looking statements.



 A summary of the principal items included in the consolidated statements of earnings, on a percent of sales basis, is shown below:



                                                                           Comparison of
                                                                           -------------
                                                                         Three Months Ended
                                                                         ------------------
                                               January 30, 2000                                      January 29, 1999
                                               ----------------                                      ----------------
                                       Dollars                                               Dollars
                                    (in thousands)             % of Sales                 (in thousands)             % of Sales
                               ---------------------      -----------------          ---------------------      -----------------
Net Sales                                    $59,568                  100.0%                       $59,434                  100.0%
Cost of Sales                                 59,420                   99.8%                        56,563                   95.2%
                               ---------------------      -----------------          ---------------------      -----------------
Gross Margin                                     148                    0.2%                         2,871                    4.8%
Selling, General and                           4,516                    7.6%                         3,113                    5.2%
Administrative Expenses
Research and                                   1,452                    2.4%                           735                    1.2%
Development Expenses
                               ---------------------      -----------------          ---------------------      -----------------
Operating Profit (Loss)                       (5,820)                  (9.8%)                         (977)                  (1.6%)
Other Expense, Net                            (1,126)                  (1.9%)                         (447)                  (0.8%)
                               ---------------------      -----------------          ---------------------      -----------------
Earnings (Loss) Before Tax                    (6,947)                 (11.7%)                       (1,424)                  (2.4%)
Income Tax Benefit                            (2,576)                  (4.3%)                         (423)                  (0.7%)
                               ---------------------      -----------------          ---------------------      -----------------
Net Earnings (Loss)                          $(4,371)                  (7.3%)                      $(1,001)                  (1.7%)
                               =====================      =================          =====================      =================

                                                                           Comparison of
                                                                           -------------
                                                                          Six Months Ended
                                                                          ----------------
                                               January 30, 2000                                      January 29, 1999
                                               ----------------                                      ----------------
                                       Dollars                                               Dollars
                                    (in thousands)             % of Sales                 (in thousands)             % of Sales
                               ---------------------      -----------------          ---------------------      -----------------
Net Sales                                   $119,542                  100.0%                      $116,227                  100.0%
Cost of Sales                                116,998                   97.9%                       111,847                   96.2%
                               ---------------------      -----------------          ---------------------      -----------------
Gross Margin                                   2,544                    2.1%                         4,380                    3.8%
Selling, General and                           8,804                    7.4%                         5,837                    5.0%
Administrative Expenses
Research and                                   2,904                    2.4%                         1,741                    1.5%
Development Expenses
                               ---------------------      -----------------          ---------------------      -----------------
Operating Profit (Loss)                       (9,164)                  (7.7%)                       (3,198)                  (2.8%)
Other Expense, Net                            (2,161)                  (1.8%)                       (2,217)                  (1.9%)
                               ---------------------      -----------------          ---------------------      -----------------
Earnings (Loss) Before Tax                   (11,325)                  (9.5%)                       (5,415)                  (4.7%)
Income Tax Benefit                            (4,200)                  (3.5%)                       (1,697)                  (1.5%)
                               ---------------------      -----------------          ---------------------      -----------------
Net Earnings (Loss)                         $ (7,125)                  (6.0%)                     $ (3,718)                  (3.2%)
                               =====================      =================          =====================      =================


RECENT DEVELOPMENTS
-------------------

The Company's Board of Directors announced on March 13, 2000 that it had entered into an Agreement and Plan of Merger with Autoliv, Inc. which contemplates a tender offer by Autoliv for all outstanding shares of our common stock for a purchase price of $10.00 per share in cash. Autoliv is the worldwide leader in automotive safety systems.

The tender offer contains a minimum condition of acceptance by a majority of the common stock outstanding, along with customary conditions, and the agreement contemplates a second step merger in which untendered shares would be converted into the right to receive $10.00 per share in cash. It is expected that Autoliv will commence the tender offer shortly.



NET SALES
---------

Net sales were $59.6 million for the quarter ended January 30, 2000, as compared to prior-year second quarter net sales of $59.4 million. Net sales for the six months ended January 30, 2000 increased $3.3 million (2.9%) to $119.5 million as compared to the prior-year period.

Automotive segment sales increased $4.4 million (9.1%) to $52.8 million in the second quarter and $9.0 million (9.5%) to $103.9 million for the first half of fiscal 2000, as compared to prior-year periods, driven by increased inflator demand. Inflator unit shipments increased by 37.0% and 38.7% in the second quarter and first half of fiscal 2000, respectively, as compared to the same
periods of the prior year.   This was driven by significantly increased demand
for our side-impact, driver and second-generation passenger inflators, partially offset by a reduction in our first generation passenger inflator sales to Asian customers. The reduction was due to the current economic conditions in Asia and is expected to partially rebound in subsequent quarters. The dollar value of inflator sales increased $6.9 million (20.0%) in the second quarter and $13.7 million (20.4%) in the first half of fiscal 2000, as compared to the prior year periods, reflecting higher unit sales partially offset by a shift in product mix towards lower priced side-impact inflators. Initiator unit sales decreased 13.2% and 12.1% in the second quarter and first half of fiscal 2000 respectively, as compared to the prior year periods. The unit volume decrease, coupled with a shift in product mix, resulted in decreased initiator net sales of $2.5 million (17.4%) in the second quarter and $4.7 million (16.8%) in the first half of fiscal 2000, as compared to the prior-year periods. Management believes the decrease in initiator sales resulted from inventory balancing by major customers.

Aerospace segment sales were $6.7 million in the second quarter of fiscal 2000, a decline of $4.3 million (38.9%) from the prior year period. The decline in revenue resulted primarily from reduced sales to Boeing, our largest aerospace customer. Sixty percent of the decline in sales to Boeing resulted from the Delta launcher program which had one of its major customers file for bankruptcy protection, and a slow down due to the transition from the Boeing Delta II/III launch vehicle to the Delta IV launch vehicle. Sales declines to Boeing on the K-36D ejection seat, Atlas Igniter, GBI, F-18, and SLAM ER programs comprised the majority of the remaining sales decline.



COST OF SALES
-------------

Cost of sales for the quarter ended January 30, 2000 was $59.4 million as compared to $56.6 million for the comparable prior-year period. Cost of sales for the six months ended January 30, 2000 was $117.0 as compared to $111.8 million for the comparable period last year, primarily due to increased volume in the automotive segment.

Automotive cost of sales increased 7.6% ($3.6 million) to $51.1 million in the second quarter, and increased 8.0% ($7.5 million) to $101.2 million in the first half of fiscal 2000, as compared to the prior-year periods. As a percentage of segment sales, cost of sales decreased from 98.1% in fiscal 1999 second quarter to 96.8% in the current period, and from 98.7% in the first half of fiscal 1999 to 97.4% in the first half of fiscal 2000. This improvement reflects significant productivity gains made as a result of our cost reduction initiatives, substantially offset by a shift in product mix to lower margin side impact and driver inflators. Additional costs were also incurred in order to ramp up production to meet sharply higher customer demand for our side impact, second generation passenger and driver inflators. These costs are not expected to continue in subsequent quarters as operational efficiencies are now being realized. Further improvement is also expected as a result of additional cost reduction initiatives currently being implemented on these relatively new products.

Production from our new inflator production facility represents 10 million of our 15 million unit annual inflator capacity. In fiscal 1999, this facility was operating significantly below capacity, averaging 29% utilization for the year. We have made significant progress by improving utilization to 58.5% in the second quarter. We expect continued improvement throughout fiscal 2000.

Aerospace segment cost of sales decreased 8.5% to $8.3 million in the second quarter of fiscal 2000, as compared to the prior year. This decrease was primarily due to reduced sales as discussed above, however, the percentage decrease in cost of sales was significantly less than the decrease in sales due to higher than anticipated costs on the V-22, F-22, JASSM, and KEPD-350 development programs. These programs are strategically important in that there are significant potential new production orders following the development phase. We believe that upon successful completion of the development programs, we will be well positioned to secure future production orders. In accordance with generally accepted accounting principles, anticipated future losses of $1.3 million on these key programs were recognized in the current quarter.

GROSS MARGIN
------------

Gross margin for the second quarter ended January 30, 2000 was $0.1 million (0.2% of net sales), as compared to $2.9 million (4.8% of net sales) for the prior year period. Gross margin for the six months ended January 30, 2000 was $2.5 million (2.1% of net sales), as compared to $4.4 million (3.8% of net sales) for the prior year period.

Automotive segment gross margin improved by $.8 million (87.5%) to $1.7 million in the second quarter of fiscal 2000, and by $1.5 million (129.4%) to $2.7 million for the first half of fiscal 2000, as compared to the prior-year periods. This improvement in gross margin is primarily due to our cost reduction initiatives partially offset by less favorable product mix as discussed above.

Aerospace segment gross margin was -$1.5 million (-23% of segment sales) for the second quarter of fiscal 2000, as compared to $2.0 million (17.9%) for the prior year period. The current quarter decrease in gross margin was primarily the result of reduced sales and higher than anticipated development costs as discussed above.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses for the second quarter and first half ended January 30, 2000 were $4.5 million (7.6% of net sales) and $8.8 million (7.4% of net sales) respectively, as compared to $3.1 million (5.2% of net sales) and $5.8 million (5.0% of net sales) for the prior year periods. The current year increase was primarily due to premium freight costs incurred to meet customer delivery schedules as a result of higher than expected demand for products manufactured in our new inflator production facility.



RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

Research and development costs for the second quarter and first half ended January 30, 2000 were $1.5 million (2.4% of net sales) and $2.9 million (2.4% of net sales), respectively, as compared to $0.7 million (1.2% of net sales) and $1.7 million (1.5% of net sales) for the prior year periods. This increased R&D effort reflects continued work on our "smart" (dual-stage) inflators, curtain inflators, micro-gas generators for seat belt pretensioning systems, and other new products in various stages of development.


OPERATING PROFIT (LOSS)
-----------------------

We recorded operating losses for the second quarter and first half of fiscal 2000 of $5.8 million (-9.8% of net sales) and $9.2 million (-7.7% of net sales), respectively, as compared to losses of $1.0 million (-1.6% of net sales) and $3.2 million (-2.8% of net sales) for the prior year periods. Operating losses were extended as a result of the downturn in our aerospace segment, and increased SG&A and R&D expenses as discussed above.

OTHER INCOME (EXPENSE)
----------------------

Other expenses for the second quarter and first half of fiscal 2000 were $1.1 million (1.9% of net sales) and $2.2 million (1.8% of net sales), respectively, as compared to $0.4 million (0.8% of net sales) and $2.2 million (1.9% of net sales) for the prior-year periods. Royalty income from our Asian licensee, Daicel Chemical Industries, is earned throughout the year, with payment received annually in the fiscal fourth quarter. We began accruing this income on a quarterly basis in the second quarter of fiscal 1999 to reflect quarterly earned income and improve comparisons between quarters. As a result, the second quarter of 1999 has substantially lower expenses because it includes recognition of six month's royalty income of $1.5 million as compared with three months of recognition of $.8 million in the current quarter. Interest expense remained flat compared to the prior year due to our lower debt level being offset by higher effective interest rates.



NET EARNINGS
------------

We recorded net losses for the second quarter and first half of fiscal 2000 of $4.4 million (-7.3% of net sales) and $7.1 million (-6.0% of net sales), respectively, as compared to net losses of $1.0 million (-1.7% of net sales) and $3.7 million (-3.2% of net sales) for the prior year periods. Basic and diluted losses per share for the second quarter and first half of fiscal 2000 were $0.21 and $0.35, respectively, as compared to losses of $0.05 and $0.18 for the prior-year periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Because it is due within the next 12 months (specifically December 18, 2000), we reclassified our entire $115 million revolving credit facility from long term debt to short term debt. As a result, our working capital decreased during the quarter to ($31.6) million from $61.7 million as of July 31, 1999. Exclusive of the effect of classifying our debt as current, our working capital increased to $83.4 million primarily resulting from the accumulation of cash, which would otherwise have been used to pay down debt. During the six months ended January 30, 2000, we made capital expenditures totaling approximately $10.0 million, which were funded from cash flows from operations and bank borrowings. On April 10, 1998, we entered into a four-year, $180 million Amended and Restated Revolving Credit Agreement with a group of seven banks. This agreement was amended on June 11, 1998, December 10, 1998, and December 9, 1999. The available amount under the credit facility has been reduced by agreement to $115 million. The amounts outstanding under the facility are secured by substantially all of our assets. At our request, this agreement was again amended on February 17, 2000 to, among other things, waive compliance with the tangible net worth, debt to EBITDA, and minimum interest coverage covenants for the second quarter of fiscal 2000, and to add an additional covenant compliance period as of March 31, 2000 to the regular quarterly compliance period (April 30, 2000). There can be no assurance that we will achieve compliance at either of these dates, therefore, we may be required to seek additional waivers from the bank group. Our principal bank is acting as agent for the banks under this agreement. At January 30, 2000, the applicable interest rate was 8.08%, and we had $115.0 million of debt outstanding under this credit facility. Our debt, net of cash, was $95.6 million at January 30, 2000. This credit facility expires on December 18, 2000, and we are currently assessing our alternatives with respect to refinancing this indebtedness. Anticipated working capital requirements, capital expenditures, and facility expansions are expected to be met from internally generated funds.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's annual shareholders' meeting held on January 11, 2000, nine directors were elected. No other matters were submitted to a vote by security holders.


                     Results of Shareholders' Voting at Annual Meeting
                                        Votes Cast
                     -----------------------------------------------
Directors Elected:         For           Against         Withheld           No Proxy        Total Shares
                                                                            Received         Outstanding
                     --------------   ------------   ---------------   ----------------   ---------------
Robert J. Schultz,       16,162,549            ---           466,457          3,987,258        20,616,264
   Chairman
Charles B. Kafadar       16,146,365            ---           482,641          3,987,258        20,616,264
George S. Ansell         16,151,838            ---           477,168          3,987,258        20,616,264
Erwin H. Billig          16,151,267            ---           477,739          3,987,258        20,616,264
James R. Burnett         16,165,311            ---           463,695          3,987,258        20,616,264
Richard L. Corbin        16,153,197            ---           475,809          3,987,258        20,616,264
Philip E. Johnson        16,169,577            ---           459,429          3,987,258        20,616,264
Donald E. Miller         16,154,688            ---           474,318          3,987,258        20,616,264
Lewis W. Watson          16,153,482            ---           475,524          3,987,258        20,616,264

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                10.2 Fourth Amendment and Waiver to Amended and Restated Revolving Credit Agreement

                10.3 Agreement and Plan of Merger (incorporated by reference from Exhibit 2.1 to the Company's Report on Form 8-K filed on March 13, 2000).

                27.1  Financial Data Schedule


         (b)    Reports on Form 8-K

                Form 8-K filed March 13, 2000.  Items 2 and 7 reported.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OEA, INC.
                                -----------------------------
                                        (Registrant)



    March 15, 2000              /S/  J. Thompson McConathy
---------------------           -----------------------------
     Date                       J. Thompson McConathy
                                Vice President Finance
                                (Principal Financial and Accounting Officer)




    March 15, 2000              /S/  Charles B. Kafadar
---------------------           -------------------------
     Date                       Charles B. Kafadar
                                Chief Executive Officer
                                (Principal Executive Officer)